Form 10KSB
period 2007-12-31
NovaRay Medical, Inc.
filed 2008-03-31
CIK 1383529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from October 1, 2007 to December 31, 2007

Commission File Number 0-52731

NovaRay Medical, Inc.
(Exact name of registrant as specified in its charter)

Delaware	16-1778998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1850 Embarcadero Road, Palo Alto, California (Address of principal executive offices)	94303 (zip code)

Registrant’s telephone number, including area code:
(650) 331-7337

Vision Acquisition I, Inc., c/o Vision Capital Advisors, LLC, 20 West 55th Street, 5th Floor, New York,
NY 10019
(Former name or former address, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:
None.
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§ 229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No  ☑

The issuer’s revenues for fiscal year end December 31, 2007 were $0.

There is not currently any market for the registrant’s common stock. Therefore, the aggregate market value of the common stock held by non-affiliates of the registrant as of March 28, 2008, was $0.

As of March 28, 2008, there were 9,767,853 shares of common stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐     No  ☑

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Statements in this document may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These forward-looking statements include, without limitation, those statements contained in this document regarding our ability to successfully complete development of our product, the capabilities, performance and competitive advantages of our products following completion of development, our ability to compete and successfully sell our product in our target markets, our future hiring of sufficient numbers and types of qualified employees, any competitive advantage or protection that our intellectual property rights will provide to us and the occurrence and timing of the availability of our product, the establishment of reference sites by the end of 2008, first system placements in the first half of 2009, anticipated costs of development services and related tooling and materials costs, our anticipation that our system will be reimbursed under existing reimbursement codes, our expectation that our common stock will be eligible to be quoted on the OTC Bulletin Board, our expectation that our system can be manufactured at a cost comparable to that of a conventional catheterization imaging system, our belief that our proprietary systems have many applications beyond the cardiac catheterization market segment, our expectations that our initial placements will likely be in mixed-use electrophysiology/cardiac catheterization labs, our beliefs regarding trends regarding imaging modalities such as ultrasound, magnetic resonance imaging and CT, our belief that we will not have to apply for new current procedural terminology (CPT) or diagnosis related groups (DRG) codes, our anticipation that the licenses granted to NRCT LLC are not for applications that are competitive with NovaRay’s products, and statements regarding initial commercial sales of our product. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those factors discussed from time to time in this document, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis or Plan of Operation” in this document and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

Item 1.	Description of Business.

Business of NovaRay Medical, Inc.

On October 6, 2006, we incorporated as a Delaware corporation under the name Vision Acquisition I, Inc. (“Vision Acquisition”) to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On December 26, 2007, Vision Acquisition, Vision Acquisition Subsidiary, Inc., a newly-formed wholly-owned subsidiary of Vision Acquisition (“Merger Sub”), and NovaRay, Inc., a Delaware corporation (“NovaRay”) entered into a merger agreement (the “Merger Agreement”) whereby Merger Sub merged with and into NovaRay, with NovaRay remaining as the surviving corporation with the stockholders of NovaRay exchanging all of their stock in NovaRay for a total of 9,580,587 shares of common stock of NovaRay Medical, Inc., a Delaware corporation (the “Company”, “NovaRay Medical”, “we”, or “our”) (immediately prior to the closing of the Merger, Vision Acquisition’s name was changed to NovaRay Medical, Inc.), constituting approximately 98.08% of the outstanding shares of common stock of NovaRay Medical (the “Merger”). Upon completion of the Merger, we adopted NovaRay’s business plan. The combined company is named NovaRay Medical, Inc.

Business of NovaRay

NovaRay is our wholly-owned subsidiary and a Delaware corporation based in Palo Alto, California. In June 2005, NovaRay acquired substantially all the assets, including intellectual property, of NexRay, Inc., a privately held developer of digital x-ray technology for medical imaging, through the purchase of such assets in NexRay’s then pending Chapter 11 bankruptcy proceeding. The technology enables real-time, low-dose tomographic imaging for a variety of clinical applications. NexRay developed much of NovaRay’s current cardiac imaging system. From NexRay’s inception in May 1992 through June 2005, NexRay raised approximately $80 million, principally through the issuance of preferred stock and loans from various investors. See “Certain Relationships and Related Transactions, and Director Independence.”

NovaRay’s first product, which has received 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA), addresses the cardiac catheterization market. NovaRay’s proprietary technology provides for enhanced image quality, real-time multi-slice tomography, reduction in radiation exposure for physicians and patients, and open patient access. These advantages especially benefit the image-guided, minimally invasive cardiac procedures that are rapidly growing in number and that are among the most profitable procedures for U.S. hospitals. The bulk of the market for cardiac catheterization imaging systems is controlled by the medical divisions of General Electric, Philips, Siemens, and Toshiba. Our goal is to capture significant market share within this market on the basis of the proprietary features and unique capabilities of our product. To date, NovaRay has not sold any products to customers.

Approximately $80 million has been invested in the development of this system, and we have 23 issued U.S. patents with claims as to our system and its underlying technologies.

Product

The NovaRay Cardiac Catheterization Imaging System

We believe that our cardiac catheterization imaging system incorporates a number of unique developments. Our system uses a large-area scanning x-ray source to project an x-ray beam through the patient onto a small-area, high-efficiency detector. A high-speed computer reconstructs multi-slice tomographic images in real time. This geometry and reconstruction provides many imaging and performance advantages as well as radiation-reduction advantages for the patient, cardiologist, and catheterization lab staff. We believe these advantages will be compelling to interventional cardiologists and to a hospital’s cardiac program.

Continuous high-quality diagnostic imaging at low radiation exposure.  Our inverse geometry and high-efficiency detector allows our system to produce high-quality diagnostic images at an equivalent radiation exposure as the lower-quality interventional mode of conventional systems. Further, our x-ray source cooling allows our system to operate as long as needed in the diagnostic mode, rather than being limited to approximately 20-second intervals as with current conventional systems.

High image quality in large patients or when viewing at steep angles.  We believe our system excels at imaging larger patients or viewing patients at steep angles. Our system is capable of this result because it utilizes a small-area detector at a large distance from the patient. For geometric reasons, virtually no scattered x-ray photons strike the x-ray detector. In conventional x-ray geometries, scattered x-rays impinge on the detector and add to background noise reducing image quality. These effects of scattered x-rays are more pronounced with large patients or when viewing patients at steep angles. Our detector receives negligible scattered x-ray radiation and, therefore, maintains its high image quality even in these challenging imaging situations.

Real-time multi-slice tomography.  Because of its unique scanning x-ray source, our system captures many different views through the patient at high speed with no motion of the gantry. A high-speed computer reconstructs multi-slice tomographic images in real time. The computer can combine all the tomographic slices to form a projection image, similar to conventional catheterization imaging systems, or the computer can select one or a few tomographic slices to form images with enhanced clarity of a specific region within the body.

Overlying anatomy removed from images.  Because our system’s images are formed in the computer by combining individual tomographic slices, the slices associated with ribs or spine can be eliminated to provide enhanced clarity of either the entire heart or of the specific area where the intervention is taking place, at the physician’s option.

Catheter-tracking and navigation.  Our multi-slice imaging technology enables real-time tracking of objects within the imaging volume. With a previously obtained CT or MRI scan, the object’s position can be plotted against a 3-D rendering of the relevant anatomy. For example, specialized electrophysiology (EP) catheters can be followed through the chambers of the heart in order to allow a physician to position a device precisely in relation to the heart wall. Thus, our system has the potential to eliminate the need for the auxiliary navigation system that is often used in conjunction with conventional cardiac catheterization imaging systems. This feature does not yet have regulatory clearance.

Dramatically reduce radiation.  Our system’s inverse geometry and high-efficiency detector reduces the radiation exposure delivered to the patient by as much as 10X, and reduce the exposure delivered to the physician and other hospital personnel by as much as 5X. Conventional systems used for interventional procedures expose the patients to the equivalent of 200 to 500 chest x-ray equivalents per minute. Cardiac catheterization procedures typically have 10 to 30 minutes of imaging time and some lengthy procedures can have up to 60 minutes of imaging time, resulting in radiation exposures of up to 30,000 chest x-ray equivalents. With these high exposure levels and the increasing concern for radiation safety, the advantage of our system’s radiation exposure reduction to the patient is substantial. Many interventional cardiologists do not wear their radiation-monitoring badges to prevent detection of radiation overexposure and the corresponding loss of hospital privileges and income. Our system’s reduced radiation mitigates this compliance problem and enables an increased level of physician productivity and income. The reduced radiation to patients, cardiologists, and catheterization lab staff is both a safety benefit and a system advantage.

Open patient access.  The inverse geometry of our system allows the detector to be positioned approximately one meter above the patient. This open design is less claustrophobic to the patient and provides better patient access for the cardiologist.

Simple, accurate quantification of dimensions.  Our system will enable precise measurements and quantification because the magnification of every image slice is known. Vessel diameter and stenosis length are easily and accurately measured in order to select the correct stent size. This feature does not yet have regulatory clearance and will require a filing with the FDA.

As described above, our system provides imaging and performance benefits as well as safety advantages for the patient, cardiologist, and catheterization lab staff. We expect that our system can be manufactured at a cost comparable to that of a conventional cardiac catheterization imaging system, and that its maintenance costs will be comparable or less.

Other applications beyond cardiac catheterization

We believe our proprietary systems have many applications beyond the cardiac catheterization market segment. These other market segments include abdominal, peripheral vascular, neurovascular and low-dose lung-nodule imaging, perhaps enabling screening. We have an existing license agreement for certain of these other applications with NRCT LLC, an entity formed by certain of our officers and directors to license our technology for certain of these other applications. See “Certain Relationships and Related Transactions, and Director Independence — NRCT LLC”.

Our cardiac catheterization imaging system can be modified to address the abdominal, peripheral vascular, and neurovascular markets. These applications require a larger imaging field of view to image both legs simultaneously or the entire brain. The field of view of our system may be increased by making the x-ray source physically larger. This change is analogous to making a larger television picture tube. Other imaging requirements for these applications are generally less challenging than cardiac catheterization since there is no rapidly moving anatomy, as is the case with the heart.

Sales and Marketing Strategy

The key elements of our sales and marketing strategy are:

Use reference sites to generate sales.  We intend to place systems at two key sites with on-site technical support. We plan to use these systems in clinical settings to demonstrate the advantages of our system and to generate sales.

Penetrate the U.S. cardiac catheterization lab market using a dedicated industry-experienced sales force.  We intend to build a team of sales professionals, including a Vice President of Sales, supported by industry-experienced marketing, application, and technical service professionals. This direct sales force will allow us to target hospitals in the U.S. We plan to market our systems directly to interventional cardiologists and hospital administrators, who are the key decision makers in the purchase of this equipment. We expect that our initial placements will likely be in mixed-use electrophysiology / cardiac catheterization labs.

Work with key opinion leaders.  The NovaRay cardiac catheterization system has enjoyed the support of its clinical and scientific advisors. As we move closer to the placement of our first production systems, we will expand this group and formalize it into an advisory board. We expect the members of this board to publish articles in peer-reviewed journals regarding the unique capabilities of our system.

Clinical Applications Specialists.  We will provide clinical application specialists to work with the reference sites to ensure that the cardiologist maximize the utility and unique features of the system.

Service and support.  Service and support are crucial to the sale and acceptance of this type of system. We will provide an on-site service professional with each of the initial two system placements. These individuals will be direct employees of ours and will be fully trained before the initial systems are delivered to customer sites. These individuals will have the goal of 100% uptime of the system and will provide vital feedback to the engineering organization for quality improvement.

Competition

The market for medical devices is intensely competitive. We believe that our ability to compete in this marketplace will be based on our patent protection, trade secrets, and proprietary know-how, which we believe in turn will present a challenge for any potential competitor to replicate our system.

The primary suppliers of cardiac catheterization imaging systems are the medical divisions of four multi-national companies: General Electric, Philips, Siemens, and Toshiba. This is a mature industry with little product differentiation. These four companies control the bulk of the market. In addition, there are a few companies with smaller market shares, such as Hologic, Hitachi, and Shimadzu.

Other imaging modalities such as ultrasound, magnetic resonance imaging, and CT have limitations and we do not expect any of them to displace cardiac catheterization imaging systems for the definitive diagnosis and guidance of catheter-based interventional procedures. These alternative imaging modalities play an increasing role in the diagnosis and assessment of cardiovascular disease. This trend is expected to continue, and we believe that this will increase the total number of patients referred for interventional procedures in the cardiac catheterization lab as these alternative imaging technologies help identify more patients who can benefit from these procedures.

Intellectual Property

Our intellectual property strategy is important to maintaining the advantages of our technology. As of March 28, 2008, we had 23 issued U.S. patents and have filed several international patents in Western Europe and Japan. We believe our success in obtaining patents demonstrates that our technology is substantially different from the technology used in other medical imaging systems, enabling us to generate a broad patent portfolio primarily around various aspects of the x-ray source, detector, and image-reconstruction, including:

•	Target/coolant/collimator apparatus;

•	X-ray source construction;

•	Detector apparatus;

•	Electron-beam scanning apparatus and method;

•	Image-reconstruction apparatus and methods; and

•	Locating catheter apparatus.

We believe that we also have protection through trade secrets and know-how regarding manufacturing processes, algorithms, software, and materials selection.

Governmental Approvals

As a manufacturer of medical devices, we are subject to the regulations and oversight of the FDA and other appropriate international regulatory bodies. X-ray based cardiac catheterization imaging systems are classified by the FDA as Class II devices, and are subject to performance standards outlined in the Code of Federal Regulations.

510(k) Premarket Notification.  A 510(k) premarket notification was submitted to the FDA seeking clearance “...for use in generating real-time fluoroscopic images in patients where medically indicated.” This clearance was granted on September 1, 1998.

Quality System Regulation.  We intend to be in strict compliance with Federal regulations, referred to as the Quality System Regulation (QSR), which includes the Good Manufacturing Practices (GMP) that define the elements of quality assurance. These practices will be established prior to system design validation, production, and distribution, and are subject to periodic audits by the FDA.

International Regulation.  International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ.

The primary regulatory environment in Europe is that of the European Union, which consists of 15 countries encompassing most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive are entitled to bear CE (European Compliance) conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the European Union. We have not yet met the requirements for CE conformity that would allow commercial activities in Europe.

In Japan, the Ministry of Health, Labor and Welfare must approve our device. We have not yet applied for approval in Japan.

Reimbursement.  X-ray imaging for cardiac catheterization procedures is a standard of care in the United States and other developed countries. The costs associated with such procedures are reimbursed. Our system is a replacement system for current systems that have standard reimbursement. Thus, we believe that we will not have to apply for new CPT or DRG codes.

Research and Development

Research and Development expenditures for the years ended December 31, 2007 and 2006, was approximately $313,900 and $20,000. Additionally, NovaRay contracts Triple Ring Technologies, Inc. (“Triple Ring”) for both administrative support and research and development work.

Employees

We have three employees. We contract through Triple Ring for research and development, regulatory, intellectual property, finance, and other administrative functions.

Risk Factors

You should carefully consider the following risk factors and all other information contained in this document before purchasing shares of our common stock. Investing in our common stock involves a high degree of risk. If any of the following events or outcomes actually occurs, our business, operating results and financial condition could be materially and adversely affected. As a result, the trading price of our common stock could decline and you may lose all or part of the money you paid to purchase our common stock.

On December 27, 2007, the Merger was completed, and the business of NovaRay was adopted as our business. As such, the following risk factors are focused on the current and historical operations of NovaRay, and generally exclude the risks associated with the prior limited operations of Vision Acquisition I, Inc.

We have limited operating experience and a history of net losses and may never achieve or maintain profitability.

We have incurred net losses since inception and expect to continue to operate at a loss for the foreseeable future. As of December 31, 2007, we had an accumulated deficit of approximately $5,180,200. Neither the Company nor NovaRay has been profitable, and we may never achieve or sustain profitability. Neither the Company nor NovaRay has achieved any revenue to date. If our revenues grow more slowly than anticipated or fail to grow or if operating expenses exceed our expectations, our ability to achieve profitability will be adversely affected. Our future operating results are likely to fluctuate substantially from period to period and will depend upon numerous factors, many of which are outside of our control. Such factors include, but are not limited to:

•	our ability to control costs associated with the commercialization of our system;

•	the market acceptance of our system;

•	our ability to compete with larger and more established competitors;

•	the development of new technologies to perform intravascular procedures;

•	the predicted length of our sales cycle;

•	the rate and size of expenditures associated with the implementation of our marketing strategy for our system in the United States;

•	our ability to enter into agreements for the manufacture of our system on acceptable terms;

•	developments with respect to regulatory matters;

•	our ability to attract key personnel to assist in the sales and marketing of our system;

•	on-going adverse economic conditions as well as economic uncertainties, recent and possible future terrorist activities and other geopolitical instability, all of which have increased the likelihood that hospitals may contract their spending, resulting in a contraction of the market for cardiovascular catheterization imaging systems; and

•	our ability to develop strategic distribution relationships in Europe and Asia.

Our limited operating history makes evaluation of our business difficult.

NovaRay was incorporated in June, 2005, and we have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Revenue and income potential in our business is unproven. As a development-stage company operating in an unproven market, we face risks and uncertainties relating to our ability to implement our business plan successfully. We have not yet demonstrated our ability to successfully commercialize any product. Successful commercialization will require us to, among other things, obtain and maintain all applicable regulatory approvals for our ScanCath system; finish developing our ScanCath system; manufacture our ScanCath system; and conduct sales and marketing activities. Our operations have been limited primarily to organizing and staffing, acquiring, developing and securing the proprietary technology used in our product system. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

We have not developed commercially marketable products to date.

Since inception, NovaRay has only engaged in research and development activities, and the Company has not engaged in any business operations. We have not proven our ability to produce and market successfully our products broadly, and we must conduct additional development before our products will be ready for commercial sale, including product development by Triple Ring, a third-party contractor, upon which we will depend significantly for future development. Our operations may be adversely affected by problems encountered in connection with the development and utilization of new technologies. These problems may limit our ability to develop commercially successful products on a timely basis. Even if we develop products for commercial use, these products may not be accepted by the marketplace, or we may not be capable of selling these products at prices that will enable us to become profitable.

Market acceptance of our system is uncertain.

Our success and growth will depend on the level of market acceptance of our system by physicians and hospitals. Physicians may not use, and hospitals may not purchase, our system unless they determine, based on clinical data and other factors, that our system is, among other things, an effective means of reducing radiation exposure and enhancing image quality. These determinations will depend in part on their cost effectiveness and quality relative to competing x-ray systems and the development of any improved systems for the catheterization lab. In addition, we will need to expend a significant amount of resources on marketing and educational efforts to create awareness of our system and to encourage its acceptance and adoption in the catheterization lab. If the market for our system or its technologies does not develop sufficiently or our system or technology is not adopted, our revenue, if any, will be harmed.

Our competitors have greater resources, which may increase the difficulty for us to achieve significant market penetration.

The market for medical devices is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our competitors include large multinational corporations and their operating units, including General Electric, Philips, Siemens, and Toshiba. These companies and certain of our other competitors have substantially greater financial, marketing, and other resources than we do. Each of these companies is either publicly traded or a division of a publicly traded company, and enjoys several competitive advantages, including:

•	significantly greater name recognition;

•	established relationships with health care professionals and customers;

•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage;

•	established distribution networks and relationships with customers; and

•	greater resources for product development, sales and marketing, and patent litigation.

These companies and others have developed and will continue to develop new products that compete directly with our system. In addition, our competitors spend significantly greater funds for the research, development, promotion, and sale of new and existing products. These resources allow them to respond more quickly to new or emerging technologies and changes in customer requirements. For all the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

Failure to successfully develop, manufacture, market, and sell our system will have a material adverse effect on our business, financial condition, and results of operations.

We currently have only one product under development. The successful development and commercialization of this product is critical to our future success. Our ability to develop, manufacture, market, and sell our system successfully is subject to a number of risks, many of which are outside our control. There can be no assurance that we will be able to develop and manufacture our system successfully in commercial quantities at acceptable costs, market our system, or generate sales of our system. Failure to achieve any of the foregoing would have a material adverse effect on our business, financial condition, and results of operations. For example, we have contracted with Triple Ring to redesign the image-construction computer used in our product in order to lower costs and address parts obsolescence. If this redesign is not successful, our ability to market our product will be adversely affected and this will harm our sales. In addition, we do not have long-term supply agreements with any of our key parts vendors. If we cannot reliably obtain parts from these vendors in the future at prices acceptable to us, our ability to manufacture and sell our product will be harmed, and such a situation would in turn harm our sales and operating margins.

The cardiac catheterization market is highly competitive and subject to rapid technological change.

The cardiac catheterization market is extremely competitive and characterized by evolving industry standards and new product enhancements. Our system is technologically innovative and requires significant planning, design, development, and testing at the technological, product, and manufacturing process levels. These activities require significant capital commitments and investment. There can be no assurance that our system or proprietary technologies will remain competitive following the introduction of new products and technologies. Furthermore, there can be no assurance that our competitors will not develop products that are more effective or that can be produced at a lower cost than our system or which render our system obsolete. There can be no assurance that we will be successful in the face of increasing competition from new technologies or products introduced by existing competitors and by new companies entering the market.

We also face competition from companies that are developing drugs or other medical devices or procedures to treat or prevent the conditions for which our product is designed to address. The medical device and pharmaceutical industries make large investments in research and development and innovation is rapid and continuous. If new products or technologies emerge that provide the same or superior benefits as our products at equal or lesser cost, they could render our products obsolete, unmarketable or less in demand. For example, cholesterol lowering drugs could significantly lessen the demand for the cardiac procedures our product is used for, and it is possible that alternative imaging technologies, such as MRI technologies, could advance in a manner that would make them more competitive with our fluoroscopy technology.

We have no sales and marketing experience or current staff and any failure to expand sales of our system will negatively impact future sales.

We have no experience in marketing, sales, and distribution of our system and currently have no marketing and sales staff. We are in the process of establishing marketing, sales, and distribution capabilities in order to support our commercialization efforts. We will be required to recruit and retain highly trained salespeople, and no assurance can be given that such personnel will be available on terms acceptable to us. There can also be no assurance that our marketing and direct sales force, if established, will be successful in marketing our system to physicians and hospitals. Failure to establish an effective sales and marketing organization would have a material adverse effect on our business, financial condition, and results of operations. Our goal is to establish key initial reference sites by the end of 2008 and first system placements in the first half of 2009. If we are unsuccessful in doing so, or test sites do not meet our expectations, our ability to generate revenue will be adversely affected. In addition, due to the limited market awareness of our system, we believe that the sales process could be lengthy, requiring us to educate patients and physicians regarding the benefits of our system.

Because we have no manufacturing experience for commercial-scale quantities of our system and we rely on third party suppliers for many of our components, we may be unable to control the availability of our system.

We have no manufacturing experience for commercial-scale quantities of our proprietary system. Our failure to enter into or maintain agreements with suppliers for sufficient quantities of components needed to manufacture our system or to enter into agreements with third parties to expand commercial-scale manufacturing capabilities as needed would have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that our current or future contract manufacturers will meet our requirements for quality, quantity, or timeliness. If the supply of any of our component parts is interrupted, alternative contract manufacturers may require prior FDA approval and/or validation and parts may not be available in sufficient volumes within required timeframes, if at all, to meet our production needs. Each of these factors could have a material adverse effect on our business, financial condition, and results of operations.

We will need to retain our key personnel and attract and retain many new employees.

We are highly dependent on the principal members of our management, in particular Jack Price, our Chief Executive Officer and President, Marc Whyte, our Chief Financial Officer and Chief Operating Officer and Edward Solomon, our Chief Technical Officer. We do not carry “key person” insurance covering any members of our senior management. The loss of any of these persons could prevent the implementation and completion of our objectives, including the development and introduction of our products, and could require the remaining management members to direct immediate and substantial attention to seeking a replacement.

We currently have only three employees. We plan to expand rapidly our operations and significantly grow our sales and marketing, and financial and administrative operations. This expansion is expected to place a significant strain on our management and will require hiring a substantial number of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

We are dependent on certain related parties for contract development services and commercialization of our technologies outside our anticipated primary markets.

To date, substantially all development of our technology and product has been performed by others. At present, we have contracted with Triple Ring to provide research and development services to prepare a commercial-ready improved version of NovaRay’s ScanPath X-ray fluoroscopy system. Payments in excess of $9,500,000 are anticipated over the term of this agreement for these development services and related tooling and materials costs. Existing officers and directors of the Company own approximately 42.3% of Triple Ring’s outstanding shares. In part due to our lack of control over Triple Ring, we have less ability to affect the likelihood of success of these research and development activities.

NovaRay has granted an exclusive license to NRCT LLC, an entity formed by certain of our officers and directors to license our technology for certain of these other applications, for certain closed gantry applications and a non-exclusive license for industrial applications and certain open gantry applications. All such licenses are for applications and fields that we do not currently consider competitive, but the markets for our products may change in the future and cause this license to have a restrictive effect on our operations. NRCT LLC, which is seeking to sublicense our technology to third parties within these fields, is owned 90% by certain of our existing stockholders and our officers and directors own approximately 74% of the outstanding ownership interests of NRCT LLC. As consideration for the grant of this license, we hold a 10% interest in NRCT LLC. NRCT LLC may not be successful in licensing our technology or in obtaining a return to us for these other applications.

New regulations, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may cause us difficulty in retaining or attracting qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of the recent changes in the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges and NASDAQ. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to retain listing of our common stock on any stock exchange could be adversely affected.

We currently depend on third party suppliers and manufacturers for components of our system, and the loss of any of these suppliers or manufacturers could materially harm our business.

Outside contractors and suppliers supply numerous components, subsystems, and other parts used in our system. Many of these components, subsystems, and other parts are only available from single or a limited number of suppliers. In addition, some of these contractors and suppliers require validation studies in order to act as a contractor or supplier for our system. To the extent our current contractors and suppliers cannot support our system, we will be forced to validate other contractors and suppliers that could result in a delay in the manufacturing of our system. Operating results could be materially adversely affected by a stoppage or delay of supply, substitution by more expensive or less reliable alternate parts, receipt of defective parts, an increase in the pricing of such parts, or our inability to obtain reduced pricing from our suppliers in response to competitive pressures.

Our failure to obtain or maintain necessary regulatory clearances or approvals could hurt our ability to distribute and market our system.

Our system is classified as a medical device and we are subject to regulation and supervision by the FDA in the United States and similar regulatory bodies in other countries. Medical devices are also subject to ongoing controls and regulations, including inspections, compliance with established manufacturing practices, device-tracking, record-keeping, advertising, labeling, packaging, and compliance with other standards. Comparable agencies in certain states may also regulate our activities. The process of complying with such regulations with respect to current and new products can be costly and time-consuming and involves compliance by third-party suppliers over which we have no control.

Although we have been granted 510(k) marketing clearance from the FDA for our imaging system product, we have made certain technological changes since this clearance was obtained and there is no assurance that the clearance will continue to be adequate. In addition, new functionalities for our system, such as the quantification software, may require additional approvals. Delays in obtaining approvals and clearances, or recalls related to our system could have material adverse effects on us and our operations. We are also subject to certain FDA regulations governing defective products and complaints about our system. The FDA has the authority to inspect our facilities and may have the authority to inspect certain third-party suppliers’ facilities to ensure compliance with FDA regulations. Other regulations include Medical Device Reporting, requiring reports to the FDA regarding certain types of adverse events involving our products, and the FDA’s general prohibition against promoting products for unapproved (“off-label”) uses. Failure to comply with these regulations could have a material adverse effect on our business, financial condition, and results of operations.

Our manufacturing operations are required to comply with applicable QSR of the FDA, which incorporate the Good Manufacturing Practices regulations. QSR addresses the design controls, methods, facilities, and quality assurance controls used in manufacturing, packing, storing, and installing medical devices. Prior to shipment of our system, we will need to obtain the approval of Underwriters Laboratories, Inc. (UL) and there is no assurance that we will obtain UL approval in time for the sale of our first product, if at all. In addition, certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the United States. Furthermore, any FDA regulations now governing our system are subject to change at any time, which may cause delays and could have material adverse effects on our operations.

We must also comply with numerous other federal, state, and local laws relating to such matters as safe working conditions, environmental protection, industrial safety, and hazardous substance disposal. We may incur significant costs to comply with such laws and regulations in the future, and lack of compliance could have material adverse effects on our operations.

If we are unable to protect our proprietary technology, or are blocked by a competitor’s patent, we may not be able to compete effectively.

Our success depends in part on our ability to obtain and enforce patent protection for our system and our future products, both in the United States and other countries, and operate without infringing the proprietary rights of third parties. The scope and extent of patent protection for our system is uncertain and frequently involves complex legal and factual questions. We cannot predict the breadth of claims that will be allowed and issued in patents related to medical device applications. Once such patents have issued, we cannot predict how the claims will be construed or enforced.

We have 23 issued U.S. patents and have related international patent filings in Western Europe and Japan. We rely on these patents and other intellectual-property protection to prevent our competitors from developing, manufacturing, and marketing products based on our technology. Our patents may not be enforceable and they may not afford us protection against competitors, especially since there is a lengthy lead-time between when a patent application is filed and when it is issued. Because of this, we may infringe on intellectual-property rights of others without being aware of the infringement. If a patent holder believes that our system infringes on their patent, they may sue us even if we have received patent protection for our technology. If another party claims we are infringing their technology, we could face a number of issues, including the following:

•	defending a lawsuit, which is very expensive and time consuming;

•	paying a large sum for damages, if we are found to be infringing;

•	being prohibited from selling or licensing our system until we obtain a license from the patent holder, who may refuse to grant us a license or will only agree to do so on unfavorable terms, including the payment of substantial royalties or the grant of cross-licenses to our patents; and

•	redesigning our system so it does not infringe on the patent holder’s technology if we are unable to obtain a license, which, if even possible, may require additional capital and would delay commercialization.

The coverage claimed in a patent application can be significantly narrowed before a patent is issued, both in the United States and other countries. We do not know whether any of our pending or future patent applications will result in the issuance of patents. To the extent patents have been issued or will be issued, we do not know whether these patents will be subjected to further proceedings limiting their scope, will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated. Furthermore, patents already issued to us, or patents that may issue on our pending applications, may become subject to dispute, including interference proceedings in the United States to determine priority of invention or opposition proceedings in foreign countries contesting the validity of issued patents.

We also rely on trade secrets and proprietary know-how to develop and maintain our competitive position. Some of our current or former employees, consultants or scientific advisors, or collaborators, may unintentionally or willfully disclose our confidential information to competitors or use our proprietary technology for their own benefit. Furthermore, enforcing a claim alleging the infringement of our trade secrets or proprietary know-how would be expensive and difficult to prove, making the outcome uncertain. Our competitors may also independently develop equivalent knowledge, methods, and know-how or gain access to our proprietary information through some other means.

There is no assurance that our system will be reimbursed under existing reimbursement codes and any changes in reimbursement procedures by domestic and international payors may adversely impact our ability to market and sell our system.

The business and financial condition of medical device companies, including us, will continue to be affected by the efforts of third-party payors’ rules, government health administration authorities, private health insurance, and other organizations to contain or reduce the cost of health care. The federal government has in the past and may in the future consider, and certain state and local as well as a number of foreign governments are considering or have adopted, health care policies intended to curb rising health care costs. Such policies include rationing of government-funded reimbursement for health care services and imposing price controls upon providers of medical products and services. We cannot predict what health care reform legislation or regulation, if any, will be enacted in the United States or elsewhere. Significant changes in the health care systems in the United States or elsewhere are likely to have a significant impact over time on the manner in which we conduct our business. Such changes could have a material adverse effect on us.

In addition, the federal government regulates reimbursement of fees for certain diagnostic examinations and capital equipment acquisition costs connected with services to Medicare beneficiaries. Although we currently anticipate that our system will be reimbursed under existing reimbursement codes, there is no assurance that the existing reimbursement codes will apply to our products. If they do not, the resulting inability of health care providers to obtain reimbursement for our products will materially adversely impact our ability to market and sell our system. In addition, certain legislation has limited Medicare reimbursement for diagnostic examinations, and other third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. These policies may have the effect of limiting the availability of reimbursement for procedures, and as a result may inhibit or reduce demand by health care providers for products in the markets in which we compete. We cannot predict what effect the policies of government entities and other third party payors will have on future sales of our system, and there can be no assurance that such policies would not have an adverse impact on our operations.

If we become subject to product-liability claims, the damages may exceed our insurance coverage.

Our business exposes us to potential product-liability claims, product recalls, and associated adverse publicity, which are inherent in the manufacturing, marketing, and sale of medical devices, and as such we may face substantial liability to patients or medical personnel for damages resulting from the faulty design or manufacture of our system. A product-liability claim could materially adversely affect our business or financial condition.

If we do not provide quality customer service, we would lose customers and our operating results would suffer.

Our ability to provide superior customer service to our customers, health care professionals and educators is critical. To effectively compete, we must build strong brand awareness among our customers, much of which is based upon personal referrals. In order to gain these referrals, we must hire customer service representatives who are able and available to provide our customers with answers to questions regarding our system. This will require us to build and maintain customer service operations. We may rely on a third-party provider to support new customers, but no assurance is made that we will do so.

Our principal stockholders and management own a significant percentage of our stock and can exercise significant influence.

Our executive officers and directors and their affiliates own approximately 64.68% of our issued and outstanding common stock as set forth in “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below. Accordingly, these stockholders will likely be able to determine the composition of a majority of our Board, retain the voting power to approve certain matters requiring stockholder approval, and continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” below for further information about the ownership of our common stock by our executive officers, directors, and principal stockholders.

We have not paid out cash dividends in the past and may not do so in the future.

Our policy is to retain any earnings to provide funds for the operation and expansion of our business and, accordingly, we have paid no cash dividends on our common stock and do not anticipate doing so in the future.

If we require future capital, we may not be able to secure additional funding in order to expand our operations and develop new products.

We may seek additional funds from public and private stock offerings, borrowings under bank or lease lines of credit, or other sources. This additional financing may not be available on a timely basis on terms acceptable to us, or at all. Such financing may be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of money we will need will depend on many factors, including:

•	revenues generated by sales of our system and our future products, if any;

•	expenses we incur in developing and selling our system;

•	the commercial success of our research and development efforts; and

•	the emergence of competing technological developments.

If adequate funds are not available, we may have to delay development or commercialization of our system or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support, or other resources devoted to our system. Any of these results would materially harm our business, financial condition, and results of operations.

There is not now, and there may not ever be, an active market for our common stock.

There currently is no market for our common stock. Further, although our common stock may be quoted on the OTC Bulletin Board in the future, the trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. There can be no assurance that a more active market for our common stock will develop. Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time.

We are subject to the reporting requirements of federal securities laws, which can be expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act of 1934, as amended (the “Exchange Act”) and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders are significant.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult, and costly.

Our management team does not have experience as officers of a publicly-traded company, and we have never operated as a publicly-traded company. We will incur significant time and expense in developing and implementing the internal controls and reporting procedures required by Sarbanes-Oxley. We will need to hire experts in financial reporting, to include developing and implementing sound internal control procedures in order to comply with numerous financial reporting requirements. If we are unable to comply with Sarbanes-Oxley’s internal controls and disclosure requirements, we may not be able to obtain the independent accountant attestations or certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain. If management or our auditors determine that we have a material weakness in our internal control over financial reporting, we could incur additional costs and suffer adverse publicity and other consequences of any such determination.

When the registration statement becomes effective, there will be a significant number of shares of our common stock eligible for sale, which could depress the market price of such stock.

We filed a registration statement on Form S-1 with the SEC, covering the resale of shares of our common stock by certain of our stockholders. Following the effective date of such registration statement, a large number of shares of our common stock will become available for sale in the public market, which could harm the market price of the stock. Further, certain shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

We do not meet the initial listing standards of the New York Stock exchange, the Nasdaq Global Market, or other similar exchanges. Until our common stock is listed on an exchange, we expect that our common stock will be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may have difficulty in obtaining accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also increase the difficulty for us to raise additional capital.

Item 2.	Description of Property.

Our principal facility is located in an approximately 12,000 square foot building in Palo Alto, California. We leased this facility pursuant to a lease that expired on January 30, 2008, and currently lease such facility on a month-to-month basis.

NovaRay entered into a lease with BRCP Stevenson Point, LLC on March 13, 2008, for our new offices that cover approximately 41,118 square feet in Suite A, 39655-39677 Eureka Drive, Newark, California. Such lease is estimated to expire on or about July 31, 2013. We intend to continue to lease the facility in Palo Alto, California on a month-to-month basis until we move into our new offices in Newark, California.

Item 3.	Legal Proceedings.

We are not currently a party to any legal proceedings. From time to time, we may be involved in legal proceedings and claims arising out of the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders.

On December 26, 2007, the then sole stockholder of Vision Acquisition I, Inc. approved the Merger Agreement, the Merger and other related matters.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (the “Securities Act”) and any other applicable federal or state securities laws or regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

Holders of Common Stock

As of March 28, 2008, we currently have 9,767,853 shares of our common stock outstanding, which are held by approximately 72 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our capital stock. We intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

Set forth below are the shares of all securities of the Company or NovaRay sold by the Company or NovaRay within the last three years which were not registered under the Securities Act.

On October 12, 2006, NovaRay entered into a Common Stock Purchase Agreement with each of Marc C. Whyte, Edward G. Solomon, Joseph Heanue, Brian P. Willfley, Augustus P. Lowell, Eugene B. Floyd, and Gerald L. Pretti, pursuant to which, it issued in the aggregate 413,000 shares (pre-Merger share figure) of NovaRay common stock for an aggregate consideration of $61,950.

On October 23, 2006, NovaRay entered into the Restricted Stock Purchase Agreement with Jack Price, president of NovaRay, pursuant to which, it issued in the 214,000 shares (pre-Merger share figure) of NovaRay common stock for a consideration of $38,520.

On October 25, 2006, NovaRay entered into a Series A Preferred Stock Purchase Agreement, pursuant to which, it issued in the aggregate 855,527 shares (pre-Merger share figure) of NovaRay Series A Preferred Stock for an aggregate consideration of $1,539,948.60 to Wheatley Medtech Partners LP, Bio Bridge LLC, Lloyd Investments LP, and Heartstream Capital BV.

On February 20, 2007, NovaRay issued Convertible Promissory Notes to each of Heartstream Capital B.V. and BioBridge LLC, in the amount of $300,000 and $200,000, respectively. These notes were converted into Series A Convertible Preferred Stock in the Financing (as defined below) pursuant to the terms of each of the conversion agreements by and between each of the respective purchasers and NovaRay.

On March 20, 2007, NovaRay issued Convertible Promissory Notes to each of Heartstream Capital B.V., Arie Jacob Manintveld and Wheatley Medtech Partners LP, in the amount of $250,000, $200,000 and $50,000, respectively. These notes were converted into Series A Convertible Preferred Stock in the Financing pursuant to the terms of each of the conversion agreements by and between each of the respective purchasers and NovaRay.

On December 19, 2007, NovaRay issued a warrant to Triple Ring to purchase 444,000 shares (pre-Merger share figure) of NovaRay common stock, as partial consideration for professional services. More detail on such warrants is described in “Certain Relationships and Related Transactions and Director Independence.”

On December 20, 2007, NovaRay issued an aggregate of 1,734 shares (pre-Merger share figure) of NovaRay common stock to certain investors, for an aggregate consideration of $13,872.00.

On December 20, 2007, pursuant to a Consulting Agreement with Fountainhead Capital Partners Limited (“Fountainhead”) dated October 2, 2007, as amended by Amendment No. 1 to Consulting Agreement, NovaRay issued (i) 401,244 shares (pre-Merger share figure) of NovaRay common stock to Fountainhead, (ii) 37,453 (pre-Merger share figure) shares of NovaRay common stock to Mr. Robert Rubin, and (iii) a warrant to purchase

200,000 shares (pre-Merger share figure) of NovaRay common stock to Fountainhead at a price of $12.75 per share (pre-Merger share price) exercisable in whole or in part over a period of five years from December 20, 2007.

On December 27, 2007, we received gross proceeds in excess of $10 million pursuant to the Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated as of December 27, 2007 (the “Purchase Agreement”), by and among the Company, Vision Opportunity Master Fund Ltd. (“Vision”), Lynda Wijcik, Commerce and Industry Insurance Company, AIU Insurance Company, AIG Private Equity Portfolio, L.P., AIG Horizon Partners Fund L.P., AIG Horizon Side-by-Side Fund L.P., Wheatley MedTech Partners, L.P., Lloyd Investments, L.P., Heartstream Capital B.V., BioBridge LLC, and Arie Jacob Manintveld (each a “Purchaser” and collectively the “Purchasers”) pursuant to which the Purchasers invested an aggregate of $12,944,274.82 to purchase an aggregate of (i) 4,946,888 shares of our Series A Convertible Preferred Stock each being initially convertible into 1 share of our common stock, (ii) Series A Warrants (as defined below) to purchase 1,648,960 shares of our common stock at an exercise price of $4.25 per share, (iii) a Series J Warrant (as defined below) issued to Vision to purchase 2,309,469 shares of our Series A Convertible Preferred Stock at an exercise price of $4.33 per share, and (iv) a Series J-A Warrant (as defined below) issued to Vision to purchase up to 769,822 shares of our common stock at an exercise price of $6.91 per share, such number of shares equal to thirty-three and one-third percent (33 1/3%) of the total of the number of shares actually purchased pursuant to exercises of the Series J Warrant (the Series A Warrants, the Series J Warrant, and the Series J-A Warrant, collectively the “Warrants” and each a “Warrant”) (the “Financing”).

All of the aforementioned issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. No form of general solicitation or general advertising was conducted in connection with each of these sales. Each of the shares of the Company’s Series A Convertible Preferred Stock and common stock contains restrictive legends preventing the sale, transfer or other disposition of such Series A Convertible Preferred Stock and Warrants unless registered under the Securities Act. Any shares of our common stock issued pursuant to the Series A Convertible Preferred Stock or Warrants shall also contain restrictive legends preventing the sale, transfer or other disposition of such shares unless registered under the Securities Act.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with the financial statements and the notes to those statements included in this report and other previous SEC filings. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to those discussed below, as well as those discussed elsewhere in this report, including those factors discussed under the heading “Risk Factors.” See also “Forward-Looking Statements.”

Overview

The following Management Discussion is focused on the current and historical operations of NovaRay, and excludes the prior operations of Vision Acquisition I, Inc.

We were incorporated in June 2005, and shortly thereafter the assets along with the related underlying debt of NexRay were contributed to us in connection with the foreclosure proceedings by certain lenders of NexRay that are currently investors in NovaRay. See “Certain Relationships and Related Transactions and Director Independence — NexRay Transaction.” We have incurred ongoing losses totaling approximately $5,180,200 from operations since our date of inception (June 7, 2005) through December 31, 2007. To date, substantially all of our expenditures have been related to administration, continuing intellectual property maintenance, and support of the cardiac catheterization imaging system technology. Development and manufacturing expenses are anticipated to increase in future years for personnel and equipment cost required for the product introduction and the start-up of our manufacturing efforts. We expect to incur selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system.

We have achieved no revenues to date. Our goal is to begin commercial sales for our cardiac catheterization imaging system in the first half of 2009. We believe that the success of early placements will be critical to gathering strong customer references for future sales. Our efforts are subject to the risks inherent in the development of innovative products, including the risk that the product will be found to be ineffective, or that the product, if effective, will be difficult to manufacture on a large scale, or will be uneconomical to market. No assurance can be given that we will be able to produce our system in commercial quantities at acceptable costs or without delays, or that we will be able to market our system successfully. Any failure of the device to achieve acceptable market performance or the identification of technical deficiencies could lead to delays in the introduction and market acceptance of the product and could jeopardize the viability of our company. In addition, we will need to obtain additional regulatory approvals before our system can be sold in a number of significant international markets, and we may encounter delays in obtaining such approvals or other regulatory delays to the commercial productions of our system. See “Risk Factors.”

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. Currently, our only estimate is that of depreciation expense. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Prepaid expenses

This balance consists primarily of fees paid in advance for insurance and staffing, which will be expensed upon utilization in the current year.

Accrued Liabilities

The Company has incurred expenses for insurance, audit and consulting fees and interest expense, which will be paid in 2008.

Fair Values of Financial Instruments

At December 31, 2007, fair values of cash and cash equivalents, and accounts payable, approximate their carrying amount due to the short period of time to maturity.

Property and equipment

We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be three years. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statements of operations.

Simultaneous with our incorporation, one of our stockholders assigned to us computer hardware, software, equipment, and substantial intellectual property that will be utilized in the design of our principal product. In conjunction with the assignment, we assumed a series of promissory notes held by certain of our stockholders and other financial institutions.

Stock-based compensation

As of January 1, 2006, SFAS No. 123R, Share-Based Payment, became effective for all companies and addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. We have never implemented a stock option plan nor have we ever issued stock in lieu of compensation to anyone. As such, this pronouncement has no impact on these financial statements but its provisions will apply to the extent we engage in such activities in the future.

Results of Operations

Year Ended December 31, 2007

Expenses for the year ended December 31, 2007, were approximately $1,589,400. These expenses were primarily attributable to general and administrative expenses, consisting of legal expenses related to patents and other consulting costs related to supporting our growth.

Interest income for the year ended December 31, 2007, was approximately $4,875. We also realized a one time gain of $80,000 as the result of selling an internet domain name we had registered to a third party. Interest expense of approximately $292,300 was the result of loans incurred by us to fund our working capital requirements.

Net loss for the year ended December 31, 2007, was approximately $1,425,600.

Year Ended December 31, 2006

Expenses for the year ended December 31, 2006, were approximately $986,000. These expenses were primarily attributable to general and administrative expenses, consisting of legal expenses related to patents and other consulting costs related to supporting our growth.

Interest income for the year ended December 31, 2006, was approximately $1,000. We also realized a one time gain of $80,000 as the result of selling an internet domain name we had registered to a third party. Interest expense of approximately $246,000 was the result of loans incurred by us to fund our working capital requirements.

Net loss for the year ended December 31, 2006, was approximately $1,151,000.

From Date of Inception June 7, 2005 to December 31, 2005

Expenses for the seven months ended December 31, 2005 were approximately $2,496,000. These expenses were primarily attributable to write down of certain acquired assets and general administrative expenses, consisting of legal expenses related to patents and other consulting costs related to supporting our growth. Additionally, we recognized the impairment of the carrying value of certain assets acquired by us from NexRay.

Interest income for the seven months ended December 31, 2005 was approximately $67. Interest expense of approximately $107,000 was the result of loans incurred by us to fund our working capital requirements.

Net loss for the seven months ended December 31, 2005 was approximately $2,604,000.

Liquidity and Capital Resources

Our need for funds will increase from period to period as we increase the scope of our development, marketing, and manufacturing activities. From inception through December 31, 2007, we have funded this need with approximately $15 million, which we obtained through private placements of equity securities and issuance of short and long term debt instruments. On December 27, 2007 we closed the Financing. On October 25, 2006, we closed an equity financing totaling approximately $1.5 million, $1.150 million of which was the conversion of long-term debt into shares of NovaRay Series A Convertible Preferred Stock.

As of December 31, 2007, our principal source of liquidity included cash and short-term investments of approximately $9,234,000.

We plan to finance our capital needs principally from the net proceeds of the sale of our common and preferred stock and our existing capital resources. Our working capital and capital requirements will depend on numerous factors, including the level of resources that we devote to the development, clinical, regulatory, and marketing aspects of our product. We anticipate incurring expenses of approximately $7.0 million for development and manufacturing startup and approximately $1.0 million for marketing, sales, regulatory and general administrative expenses over the next 12 months. This includes hiring 8 new employees. As we expand from the development stage, we expect to expand our production facilities or establish alternate facilities and to hire additional marketing, and sales personnel. We believe that the financial resources available, including our current working capital, will be sufficient to finance our planned operations and capital expenditures until the beginning of our second fiscal quarter of 2009. We further believe that the level of financial resources available to us is an important competitive factor and, accordingly, we may seek to raise additional capital through public or private equity or debt financing(s) in the future. Failure to raise such capital may adversely affect our operations and prospects.

Inflation and changing prices have had no effect on the Company’s net sales and revenues and on income from continuing operations over the two (2) most recent fiscal years.

NOVARAY MEDICAL, INC.
(A development stage company)

Paritz & Company, P.A.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
WITH
INDEPENDENT AUDITORS’ REPORT

YEARS ENDED DECEMBER 31, 2007 AND 2006, AND
THE PERIOD FROM INCEPTION (JUNE 7, 2005) TO DECEMBER 31, 2006

INDEPENDENT AUDITORS’ REPORT

To The Board of Directors and Stockholders Of
NovaRay Medical, Inc.
Palo Alto, California

We have audited the accompanying consolidated balance sheets of NovaRay Medical, Inc. (a development stage company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006 and for the period from inception (June 7, 2005) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaRay Medical, Inc. (a development stage company) as of December 31, 2007 and 2006, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2007 and 2006 and for the period from inception (June 7, 2005) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/  Paritz & Company, P.A.
Paritz & Company, P.A.

Hackensack, New Jersey
March 22, 2008

NOVARAY MEDICAL, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$9,233,926	$141,325
Miscellaneous receivable	13,872	10,772
Prepaid expenses	16,947	146,753

Total current assets	9,264,745	298,850
Property and equipment, net	42,454	47,986

Other assets:
Deferred interest	1,584,336	—
Deferred consulting	1,926,531	—

Total other assets	3,510,867	—

Total assets	$12,818,066	$346,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$566,146	$78,233
Accrued liabilities	205,503	378,595
Notes payable	125,312	728,921

Total current liabilities	896,961	1,185,749
Long term debt	—	1,364,914

Total liabilities	896,961	2,550,663

Stockholders’ equity (deficit):
Series A convertible preferred stock, NovaRay Medical, Inc., $0.0001 par value Authorized shares 10,000,000 and -0-; Issued 4,946,888 and -0- at December 31, 2007 and 2006, respectively (Liquidation preference — $0 at December 31, 2006)	495	—
Series A convertible preferred stock, NovaRay, Inc., $0.0001 par value Authorized shares -0- and 1,000,000; Issued -0- and 855,527 at December 31, 2007 and 2006, respectively (Liquidation preference — $1,539,948 at December 31, 2006)	—	86
Common stock, NovaRay Medical, Inc., $0.0001 par value Authorized shares — 110,000,000 and 0; Issued and outstanding shares — 9,767,853 and -0- at December 31, 2007 and 2006, respectively	977	—
Common stock, NovaRay, Inc., $0.0001 par value Authorized shares — 10,000,000; Issued and outstanding shares — 0- and 2,310,571 at December 31, 2007 and 2006, respectively	—	231
Additional paid-in capital	17,103,957	1,655,013
Accumulated deficit	(5,180,194)	(3,754,555)
Less: treasury stock, at cost, 413,000 and -0- shares outstanding at December 31, 2006 and 2005, respectively	(4,130)	(4,130)
		(100,472)

Total stockholders’ deficit	(11,921,105)	(2,203,827)

Total liabilities and stockholders’ deficit	$12,818,066	$346,836

See accompanying auditors’ report and notes to consolidated financial statements.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months	Twelve Months	From Inception
	Ended	Ended	(June 7, 2005) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Operating expenses:
Research and development	$313,896	$19,987	$347,693
General and administrative	1,275,458	966,148	4,723,839
Total operating expenses	1,589,354	986,135	5,071,532
Operating loss	(1,589,354)	(986,135)	(5,071,532)
Miscellaneous income	452,091	80,000	532,091
Interest income	4,875	1,168	6,112
Interest expense	(293,253)	(245,568)	(646,865)
Net loss	$(1,425,641)	$(1,150,535)	$(5,180,194)
Basic and diluted loss per share of common stock	(0.21)	(0.21)	(0.90)
Weighted average number of common shares outstanding used in basic and diluted loss per share	6,689,392	5,462,988	5,734,364

See accompanying auditors’ report and notes to consolidated financial statements.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ DEFICIT

							Additional
	Common Stock		Preferred Stock		Treasury Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

BALANCE — JUNE 7, 2005 (INCEPTION)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash in June 2005	1,683,571	168	—	—	—	—	39,652	—	—	39,820
Net loss	—	—	—	—	—	—	—	—	(2,604,020)	(2,604,020)

BALANCE — DECEMBER 31, 2005	1,683,571	168	—	—	—	—	39,652	—	(2,604,020)	(2,564,200)
Subscription for the purchase of common stock in October 2006	627,000	63	—	—	—	—	100,409	(100,472)	—	—
Purchase of treasury stock in October 2006	—	—	—	—	(413,000)	(4,130)	—	—	—	(4,130)
Issuance of Series A convertible preferred stock for cash at $1.80 per share, net of issuance costs of $24,910 in October 2006	—	—	216,667	22	—	—	365,068	—	—	365,068
Issuance of Series A convertible preferred stock in exchange for cancellation of debt at $1.80 per share in October 2006	—	—	638,860	64	—	—	1,149,884	—	—	1,149,884
Net loss	—	—	—	—	—	—	—	—	(1,150,535)	(1,150,535)

BALANCE — DECEMBER 31, 2006	2,310,571	$231	855,527	$86	(413,000)	$(4,130)	$1,655,013	$(100,472)	$(3,754,555)	$(2,203,27)
Payment of subscription receivable in November 2007	—	—	—	—	—	—	—	100,472	—	100,472
Common stock issued in exchange for services in December 2007	438,692	199	—	—	—	—	3,513,793	—	—	3,513,793
Issuance of Series A convertible preferred shares in exchange for cash in December 2007, net of issuance costs of $98,000	—	—	3,745,319	374	—	—	9,901,876	—	—	9,902,250
Conversion of Preferred shares to common	855,527	85	(855,527)	(85)	—	—	—	—	—	—
Issuance of warrants to purchase common stock in December 2007	—	—	—	—	—	—	1,955,795	—	—	1,955,795
Issuance of common stock for cash at $8.01 per share in December 2007	1,734	—	—	—	—	—	13,889	—	—	13,889
Reclassification of treasury stock	(413,000)	—	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred in exchange for debt	—	—	1,201,569	120	—	—	63,592	—	—	63,712
Exchange of Novaray Inc shares for Novaray Medical at 3 shares to 1	6,387,046	462	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	(1,425,641)	(1,425,641)

BALANCE DECEMBER 31, 2007	9,580,570	977	4,946,888	495	(413,000)	(4,130)	17,103,958	—	(5,180,196)	11,920,642

See accompanying auditors’ report and notes to consolidated financial statements

NOVARAY MEDICAL, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months	From Inception
	Ended	Ended	(June 7, 2005) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Operating activities:
Net loss	$(1,425,641)	$(1,150,535)	$(5,180,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,748	14,044	37,985
Interest expense capitalized as long term debt	—	104,605	156,641
Interest expense converted to preferred stock	—	60,864	60,864
Changes in operating assets and liabilities
Miscellaneous receivables	(6,175)	(10,772)	(16,947)
Prepaid expenses	132,881	(146,753)	(13,872)
Deferred assets	(3,510,867)	—	(3,510,867)
Accounts payable	487,913	78,233	566,146
Accrued liabilities	(173,090)	164,852	205,503
Net cash used in operating activities	(4,479,231)	(885,462)	(7,694,741)
Investing activities:
Property and equipment assigned by shareholders	(10,216)	—	(80,439)
Net cash used in investing activities	(10,216)	—	(80,439)
Financing activities:
Repayment of long-term debt	(1,364,914)	—	(1,364,914)
Proceeds from subscriptions receivable	100,472		100,472
Proceeds from issuance of short term debt	—	625,000	1,742,805
Long-term debt assumed at inception in connection with the acquisition of intellectual property	—	—	1,283,473
Proceeds from sale of Series A convertible preferred stock	—	390,000	390,000
Repayment of notes payable	(603,609)	—	(603,609)
Issuance costs incurred in sale of Series A convertible preferred stock	—	(24,910)	(24,910)
Proceeds from sale of common stock	15,450,099	—	15,489,919
Purchase of treasury stock	—	(4,130)	(4,130)
Net cash provided by financing activities	13,582,048	985,960	17,009,106
Net increase in cash and cash equivalents	9,092,601	100,498	9,233,926
Cash and cash equivalents — beginning of period	141,325	40,827	—
Cash and cash equivalents — end of period	$9,233,926	$141,325	$9,233,926
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$26,696	$—	$—
Cash paid for taxes	$2,827	$—	$—
Supplemental Disclosure of Non-Cash Financing Activities
Proceeds from sale of common stock, net of subscriptions receivable of $101,472	$15,348,627	$—	$—
Convertible preferred stock issued in exchange for cancellation of debt	$2,761,855	$1,149,948	$1,149,948
Convertible preferred stock issued in exchange for cancellation of accrued interest on debt	$172,318	$60,864	$60,864
Interest expense capitalized as long term debt	$—	$104,605	$156,641

See accompanying auditors’ report and notes to consolidated financial statements

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

1  Summary of Significant Accounting Policies

Business description

On October 6, 2006, Vision Acquisition I, Inc. was incorporated under the laws of the State of Delaware to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On December 26, 2007, Vision Acquisition I, Inc., a Delaware corporation (“Vision”), Vision Acquisition Subsidiary, Inc., a newly-formed wholly-owned subsidiary of Vision (“Merger Sub”), and NovaRay, Inc., a Delaware corporation (“NovaRay”) entered into a merger agreement (the “Merger Agreement”) whereby Merger Sub merged with and into NovaRay, with NovaRay remaining as the surviving corporation with the stockholders of NovaRay exchanging all of their stock in NovaRay for a total of 9,580,587 shares of common stock of NovaRay Medical, Inc., a Delaware corporation (the “Company”, “NovaRay Medical”, “we”, or “our”) (immediately prior to the closing of the Merger, Vision’s name was changed to NovaRay Medical, Inc.), constituting approximately 98.08% of the outstanding shares of common stock of NovaRay Medical (the “Merger”). Each such NovaRay stockholder received three (3) shares of NovaRay Medical’s common stock in exchange for each one (1) share of NovaRay common stock. Upon completion of the Merger, we adopted NovaRay’s business plan. The combined company is named NovaRay Medical, Inc.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Research and development

As of December 31, 2007, the Company has incurred insignificant research and development costs.

Cash and cash equivalents

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist primarily of money market funds.

Prepaid expenses

This balance consists primarily of fees paid in advance for insurance and staffing, which will be expensed upon utilization in the current year.

Accrued liabilities

The Company has incurred expenses for insurance, audit and consulting fees, and interest expense, which will be paid in 2008.

Fair values of financial instruments

At December 31, 2007 and 2006, fair values of cash and cash equivalents, accounts payable, and convertible promissory notes approximate their carrying amount due to the short period of time to maturity.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment

The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be three years. As of December 31, 2007 and 2006, the Company’s property and equipment consisted of the following:

	December 31,
	2007	2006

Computer hardware, software, and equipment	$80,439	$70,223
Less: accumulated depreciation	(37,985)	(22,327)
Property and equipment, net	$42,454	$47,986

In 2007 and 2006, the Company recorded depreciation expense of $15,747 and $14,044, respectively.

Simultaneous with the Company’s incorporation, one of the Company’s shareholders assigned to the Company computer hardware, software, equipment, and substantial intellectual property that will be utilized in the design of the Company’s principal product. In conjunction with the assignment, the Company assumed a series of promissory notes held by certain shareholders of the Company and other financial institutions. See Note 2 for a further description of the notes payable assumed by the Company.

Recent accounting pronouncements

Stock-based compensation

As of January 1, 2006, SFAS No. 123R, Share-Based Payment, became effective for all companies and addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. The Company has never implemented a stock option plan nor has it ever issued stock in lieu of compensation to anyone. As such, this pronouncement has no impact on these financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 159 will have on its results of operations and financial position.

In December 2007, FASB issued SFAS No. 160 (“SFAS 160”), Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 141R (“SFAS 141R”), Business Combinations, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its results of operations and financial position. However, the adoption of SFAS 141R is not expected to have a material impact on the Company’s financial statements.

2  Notes payable

In connection with the initial organization of Novaray, Inc., Novaray assumed a series of promissory notes issued to shareholders and financial institutions in the aggregate amount of $728,921 for the purpose of developing intellectual property that will be utilized in the Company’s planned product. These notes bear interest at rates ranging from 9% to 12% annually, are secured by the assigned assets, and are payable upon demand of the holders. In October 2007 most of these notes were converted into the Company’s Series A preferred shares. As of December 31, 2007 and 2006, the balance due under these notes was $95,223 and $728,921 respectively.

On November 5, 2007, NovaRay issued a promissory note to its Chairman and director Lynda Wijcik in the principal amount of $30,000, at an interest rate of six percent (6%) per annum. The balance outstanding on this note was paid off at the close of the Financing.

3  Long-term debt

In June 2005, the Company entered into a series of promissory notes with a group of its shareholders in the aggregate amount of $1,208,273. Interest on these notes compounds monthly at a rate of 0.67% or approximately 8.4% annually. The notes mature five years from the date of issuance and are secured by all of the Company’s tangible and intangible assets. The holders of $755,169 of these promissory notes have the option to purchase 413,000 shares of the Company’s common stock at $0.01 per share if these notes have not been converted or fully repaid by December 1, 2007.

At the Company’s date of inception, it assumed an obligation in the amount of $75,200 owed to an investment bank for services to the Company in its capital raising efforts. In October 2006, this obligation was converted into 135,360 shares of the Company’s Series A convertible preferred stock.

These amounts were converted into the Company’s Series A preferred shares in December 2007.

4  Income taxes

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not incurred any income tax liabilities for the years ended December 31, 2007 and 2006. The expected income tax benefit for these periods is approximately $485,000 and $391,000, respectively. The difference between the expected income tax benefit and non-recognition of an income tax benefit in each period is the result of a valuation allowance applied to deferred tax assets.

Net operating loss carryforwards of approximately $4,500,000 at December 31, 2006 are available to offset future taxable income, if any, and expire as follows:

2025	$2,400,000
2026	$600,000
2027	$1,500,000

This results in a net deferred tax asset, assuming an effective tax rate of 34% or approximately $1,530,000 at December 31, 2007. A valuation allowance in the same amount has been provided to reduce the deferred tax asset, as realization of the asset is not assured.

5  Stockholders’ equity (deficit)

The Company has authorized capital of 110,000,000 shares, of which 100,000,000 are designated as common stock, par value $0.0001 per share (the “Common Stock”), and 10,000,000 shares are preferred stock, par value $0.0001 per share (the “Preferred Stock”), all of which are currently designated as our Series A Convertible Preferred Stock. The Company has outstanding 9,767,853 shares of Common Stock and 4,946,888 shares of Series A Convertible Preferred Stock, which are convertible at the current rate of one share of Series A Convertible Preferred for one share of our Common Stock. Additionally, there are outstanding options or warrants to purchase, or securities convertible into, an aggregate of up to 4,350,782 shares of our Common Stock (exclusive of those shares of our Common Stock issuable on conversion of the 4,946,888 shares of outstanding Series A Convertible Preferred Stock or on the exercise and subsequent conversion of the warrant issued to Vision Opportunity Master Fund Ltd. (“Vision”) to purchase up to 2,309,468 shares of our Series A Convertible Preferred Stock at an exercise price of $4.33 per share (the “Series J-Warrant”). A holder of Series A-Warrants to purchase shares of our Common Stock at an exercise price of $4.25 per share may not exercise a Series A-Warrant if the number of shares of our Common Stock to be issued upon such exercise, when aggregated with all other shares of our Common Stock then owned by such holder and its affiliates, would result in such holder and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) in excess of 4.99% of the then issued and outstanding shares of our Common Stock (the “Series A Warrant Exercise Restriction”); provided, that a holder of a Series A-Warrant may, on not less than sixty-one (61) days notice to us (the “Series A WarrantWaiver Notice”), terminate the Series A-Warrant Exercise Restriction with regard to any or all shares of our Common Stock issuable upon exercise of a Series A-Warrant. If the Series A-Warrant Waiver Notice is provided during the sixty-one (61) day period prior to the expiration date of a Series A-Warrant, such Series A-Warrant Waiver Notice will not be effective until the expiration date of such Series A-Warrant. In addition, the warrant issued to Vision for the purchase up to 769,822 shares of our common stock at an exercise price of $6.91 per share, such number of shares equal to thirty-three and one-third percent (33 1/3%) of the total of the number of shares actually purchased pursuant to exercises of the Series J-Warrant (the “Series J-A Warrant”) and the warrant issued to TripleRing Technologies, Inc. for the purchase of up to 1,332,000 shares of common stock, may become exercisable. A holder of the Series J-A Warrant may not exercise the Series J-A Warrant if the number of shares of our Common Stock to be issued upon such exercise, when aggregated with all other shares of our Common Stock then owned by such holder and its affiliates, would result in such holder and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) in excess of 4.99% of the then issued and outstanding shares of our Common Stock (the “Series J-A Warrant Exercise Restriction”); provided, that a holder of the Series J-A Warrant may, on not less than sixty-one (61) days notice to us (the “Series J-A Warrant Waiver Notice”), terminate the Series J-A Warrant Exercise Restriction with regard to any or all

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of our Common Stock issuable upon exercise of the Series J-A Warrant. If the Series J-A Warrant Waiver Notice is provided during the sixty-one (61) day period prior to the expiration date of the Series J-A Warrant, such Series J-A Warrant Waiver Notice will not be effective until the expiration date of the Series J-A Warrant. Additionally, NovaRay, Inc. has issued to Fountainhead Capital and the Company has assumed, warrants to purchase up to 600,000 shares of the Company’s common stock at $4.25 per share in connection with the terms of a consulting agreement between Fountainhead and NovaRay, Inc.

The Company has valued the warrants utilizing the Black-Scholes Model and for the years ended December 31, 2007 and 2006, the amounts charged to operations were $29,263 and $0, respectively.

Preferred stock

At December 31, 2007 and 2006, convertible preferred stock of NovaRay Medical Inc. and NovaRay, Inc. consisted of:

	2007			2006
			Liquidation			Liquidation
	Authorized	Issued	Preference	Authorized	Issued	Preference

Series A (NovaRay Medical, Inc.)	10,000,000	4,946,888	$—	—	—	$—
Series A (NovaRay, Inc.)	—	—	—	1,000,000	855,527	$1,539,948

Series A Convertible Preferred Stock NovaRay Medical Inc.

The Company filed a Certificate of Designation of the Series A Convertible Preferred Stock with the Secretary of State of Delaware on December 27, 2007. The following provides only a summary of certain of the terms of the Company’s Preferred Stock.

Voluntary Conversion.  At any time on or after the date of the initial issuance of our Series A Convertible Preferred Stock (the “Issuance Date”), the holder of any such shares of our Series A Convertible Preferred Stock may, at such holder’s option, subject to the limitations set forth in the following paragraph, elect to convert (a “Voluntary Conversion”) all or any portion of the shares of our Series A Convertible Preferred Stock held by such person into a number of fully paid and nonassessable shares of our Common Stock for each such share of our Series A Convertible Preferred Stock. In the event of a liquidation, dissolution or winding up of the Company, the conversion rights shall terminate at the close of business on the last full day preceding the date fixed for the payment of any such amounts distributable on such event to the holders of our Series A Convertible Preferred Stock.

At no time may a holder of shares of our Series A Convertible Preferred Stock convert shares of our Series A Convertible Preferred Stock if the number of shares of our Common Stock to be issued pursuant to such conversion would exceed, when aggregated with all other shares of our Common Stock owned by such holder and its affiliates at such time, the number of shares of our Common Stock which would result in such holder and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) in excess of 4.99% of the then issued and outstanding shares of our Common Stock (the “Conversion Restriction”); provided, however, a holder of our Series A Convertible Preferred Stock may provide the Company with sixty-one (61) days notice (the “Series A Convertible Preferred Waiver Notice”) that such holder would like to waive this restriction with regard to any or all shares of our Common Stock issuable upon conversion of our Series A Convertible Preferred Stock and the Conversion Restriction will be of no force or effect with regard to those shares of our Series A Convertible Preferred Stock referenced in the Series A Convertible Preferred Waiver Notice.

In the event of a reclassification, capital reorganization or other similar change in the outstanding shares of our Common Stock, our Series A Convertible Preferred Stock will become convertible into the kind and number of

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of stock or other securities or property (including cash) that the holders of our Series A Convertible Preferred Stock would have received if our Series A Convertible Preferred Stock had been converted into our Common Stock immediately prior to such reclassification, capital reorganization or other change. Upon our issuance of certain shares of our Common Stock at prices less than $2.67 per share, the conversion rate of the Series A Convertible Preferred is subject to upward adjustment on the basis of a broadly based weighted average so as to cause a share of outstanding Series A Convertible Preferred to be potentially convertible into more than one share of Common Stock. This weighted average formula takes into account the number of then outstanding shares and the relative dilution to such shares at the $2.67 value per share by the number of shares of Common Stock or common stock equivalents issued at the price below $2.67 per share.

Voting.  Except as otherwise required by Delaware law and the following paragraph, our Series A  Convertible Preferred Stock shall have no voting rights. Our Common Stock into which our Series A Convertible Preferred Stock is convertible shall, upon issuance, have all of the same voting rights as other issued and outstanding Common Stock of the Company.

So long as any shares of our Series A  Convertible Preferred Stock remain outstanding, the affirmative vote at a meeting duly called for such purpose or the written consent without a meeting, of the holders of not less than a majority of the then outstanding shares of our Series A Convertible Preferred Stock (in addition to any other corporate approvals then required to effect such action), shall be required (a) for any change to the Certificate of Designation of the Relative Rights and Preferences of our Series A Convertible Preferred Stock or the Company’s Amended and Restated Certificate of Incorporation which would amend, alter, change or repeal any of the powers, designations, preferences and rights of our Series A Convertible Preferred Stock or (b) for the issuance of shares of our Series A Convertible Preferred Stock other than pursuant to the Series A Convertible Preferred Stock Purchase Agreement by and among the Company and certain purchasers of our Series A Convertible Preferred Stock.

Dividends.  If declared by the Company, dividends on our Series A Convertible Preferred Stock shall be on a pro rata basis with all other equity securities of the Company ranking pari passu with our Common Stock as to the payment of dividends before any Distribution (as defined below) shall be paid on, or declared and set apart for all other classes and series of equity securities of the Company which by their terms do not rank senior to our Series A Convertible Preferred Stock (“Junior Stock”). So long as any shares of our Series A Convertible Preferred Stock are outstanding, the Company shall not declare, pay or set apart for payment any dividend or make any Distribution on any Junior Stock (other than dividends or Distributions payable in additional shares of Junior Stock), unless at the time of such dividend or Distribution the Company shall have paid all accrued and unpaid dividends on the outstanding shares of our Series A Convertible Preferred Stock. In the event of a voluntary conversion, all accrued and unpaid dividends on our Series A Convertible Preferred Stock being converted shall be, at the option of the Company, either payable in cash on the date of the voluntary conversion, or converted into additional shares of our Common Stock at the then-applicable conversion price for our Series A Convertible Preferred Stock to our Common Stock. “Distribution” shall mean shall mean the transfer of cash or property without consideration, whether by way of dividend or otherwise, payable other than in shares of our Common Stock or other equity securities of the Company, or the purchase or redemption of shares of the Company (other than repurchases of our Common Stock held by employees or consultants of the Company upon termination of their employment or services pursuant to agreements providing for such repurchase or upon the cashless exercise of options held by employees or consultants) for cash or property.

Liquidation.  In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of shares of our Series A Convertible Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for Distribution to its stockholders, an amount per share of our Series A Convertible Preferred Stock equal to the amount distributable with respect to that number of shares of our Common Stock into which one share of our Series A Convertible Preferred Stock is then convertible, plus any accrued and unpaid dividends thereon (collectively, the “Series A Liquidation Preference Amount”) before

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any payment shall be made or any assets distributed to the holders of any other Junior Stock. If the assets of the Company are not sufficient to pay in full the Series A Liquidation Preference Amount payable to the holders of outstanding shares of our Series A Convertible Preferred Stock and the corresponding pari passu Distribution with respect to our Common Stock and any series of Preferred Stock or any other class of stock ranking pari passu, as to rights on liquidation, dissolution or winding up, with our Series A Convertible Preferred Stock and our Common Stock, then all of said assets will be distributed among the holders of our Series A Convertible Preferred Stock, our Common Stock and the other classes of stock ranking pari passu with our Series A Convertible Preferred Stock and our Common Stock, if any, ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation payment with respect to each outstanding fractional share of our Series A Convertible Preferred Stock shall be equal to a ratably proportionate amount of the liquidation payment with respect to each outstanding share of our Series A Convertible Preferred Stock. All payments for which this paragraph provides shall be in cash, property (valued at its fair market value as determined by an independent appraiser reasonably acceptable to the holders of a majority of our Series A Convertible Preferred Stock) or a combination thereof; provided, however, that no cash shall be paid to holders of Junior Stock unless each holder of the outstanding shares of our Series A Convertible Preferred Stock has been paid in cash the full Series A Liquidation Preference Amount to which such holder is entitled as provided herein. A consolidation or merger of the Company with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Company, or the effectuation by the Company of a transaction or series of related transactions in which more than 50% of the voting shares of the Company that are outstanding immediately prior to the consummation of such transaction or series of transactions is disposed of or conveyed, shall be deemed to be a liquidation, dissolution, or winding up within the meaning of this paragraph and no consolidation, merger, sale of assets or sale or disposition of the outstanding shares shall result which is inconsistent with this paragraph. The Company shall provide written notice of any, voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, stating a payment date and the place where the distributable amounts shall be payable, by mail, postage prepaid, no less than twenty (20) days prior to the payment date stated therein, to the holders of record of our Series A Convertible Preferred Stock at their respective addresses as the same shall appear on the books of the Company, which notice shall also state the amount per share of our Series A Convertible Preferred Stock that will be paid or distributed on such redemption or liquidation, dissolution or winding up, as the case may be.

Series A Convertible Preferred Stock NovaRay Inc.

On October 12, 2006, the Company was authorized by its shareholders to issue 1,000,000 shares of Series A convertible preferred stock. 216,667 shares were sold at a price of $1.80 per share for total proceeds of $390,000 less issuance costs of $24,910. 638,860 shares were issued to holders of the Company’s debt at a price of $1.80 per share, resulting in the cancellation of $1,149,884 in debt instruments.

Dividends

The dividend rate is 8%, is noncumulative, and is only payable if declared by the board of directors. As of December 31, 2007, no dividends have been declared or paid.

Liquidation preferences

Upon the liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the Series A convertible preferred stock shareholders would be entitled to a return of their investment plus any declared but unpaid dividends. In the event that there are insufficient assets to pay the preferred shareholders in full, assets legally available for distribution will be paid to these preferred shareholders on a pro rata basis.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Redemption

Neither the Company nor the shareholders have the unilateral right to call or redeem any shares of Series A convertible preferred stock.

Conversion rights

Shares of Series A convertible preferred stock are convertible into shares of the Company’s common stock on a one-for-one basis at any time the shareholder so chooses to convert at the conversion price (currently $1.80 per share) in effect at the time of such election. Shares of Series A convertible preferred stock are automatically converted into shares of the Company’s common stock on a one-for-one basis upon the occurrence of one of the following events:

The Company’s sale of its common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended (the “Act”), at a selling price not less than $2.50 per share (as adjusted for any stock splits, stock dividends, recapitalizations, or the like) and $15,000,000 in the aggregate, or

The date specified by written consent or agreement of the shareholders of at least a majority of the then outstanding shares of Series A convertible preferred stock voting together as a single class.

In either event, the conversion price is the price then in effect at the time of conversion (currently $1.80 per share).

Voting rights

Shareholders of Series A convertible preferred stock are entitled to one vote for every share of common stock into which their shares could be converted.

Protective provisions

Shareholders of Series A convertible preferred stock may not have these rights and privileges diluted by any future shares of preferred stock that the Company may issue without the approval of a majority of the shareholders of Series A convertible preferred stock.

Common stock

In October, 2006, the Company entered into a series of subscription agreements with a group of investors to purchase 413,000 shares of the Company’s common stock at prices ranging from $0.15 to $0.18 per share in exchange for issuing full recourse promissory notes to the Company. Under the terms of these full recourse promissory notes, interest accrues at 5% annually and is payable to the Company on each anniversary date of the notes. Repayment of principal plus accrued interest was made in December 2007.

Treasury stock

In October, 2006, the Company purchased 413,000 shares of its common stock from one of its investors at the original issue price of $0.01 per share.

6  Related party transactions

NexRay Transaction

In June 2005, substantially all of our assets were acquired from NexRay, a privately held development stage company. NexRay developed the substantial portion of our current cardiac catheterization imaging system. From

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NexRay’s inception in July 1993 through June 2005, NexRay raised approximately $80 million, principally through the issuance of preferred stock and convertible notes to various investors. In May 2004, a significant investor of NexRay determined that it would not provide further financing necessary to fund NexRay’s continued operations. Certain other investors of NexRay entered into negotiations to continue funding NexRay without the participation of this investor under terms agreeable to this non-participating investor. The investors were ultimately unable to reach an agreement and in August 2004, NexRay filed for Chapter 11 bankruptcy protection. The total outstanding debt of NexRay was approximately $1 million in trade debt and $10 million in convertible notes to investors. Approximately $1 million of these loans were secured by substantially all of the assets of NexRay. In early April 2005 , a secured lender’s motion for relief from stay was granted. In June 2005, all the assets of NexRay were acquired by this secured lender and NexRay converted to Chapter 7 status. In June 2005, we incorporated. Pursuant to an Assignment and Consent Agreement, all of the former assets of NexRay were contributed to us, subject to the secured NexRay loans and to the lien and security interests established in connection with the September 20, 2004 Order Authorizing Post-Petition Financing of approximately $1.2 million on a Secured Basis of United States Bankruptcy Court for the Northern District of California. Concurrent with this contribution of assets and the forgiveness of certain note preference, these NexRay investors were issued in aggregate 1,683,571 shares (Pre- Merger share figure) of NovaRay common stock. As of December 31, 2007, there remained approximately $95,312 in NovaRay debt outstanding.

Triple Ring Technologies, Inc.

We have entered into an agreement with Triple Ring to perform ongoing product development work, final assembly and test for the cardiac imaging system (the “Professional Services Agreement”). As partial consideration for these services, we agreed to issue a warrant to Triple Ring to purchase 1,332,000 shares of NovaRay common stock pursuant to a Warrant to Purchase Shares of NovaRay, Inc. dated as of December 19, 2007. The warrant will not be exercisable until the acceptance by NovaRay of the deliverables from Triple Ring in accordance with the terms of the Professional Services Agreement. The exercise price for the warrant is established based on the timing of the acceptance by NovaRay of such deliverables as set forth below:

Exercise Price per
Date of Acceptance of the Deliverables	Share

On or prior to March 30, 2009	$0.06
On or after March 31, 2009 but on or prior to July 30, 2009	$0.15
On or after July 30, 2009 but on or prior to December 30, 2009	$1.33
On or after December 30, 2009 but on or prior to February 28, 2010	$2.67

In the event the acceptance by NovaRay of the deliverables does not occur by February 28, 2010, the warrant shall terminate and not be exercisable.

The following directors, officers and stockholders of the Company hold the following equity ownership interests in Triple Ring:

		Triple Ring Ownership
Name	NovaRay Medical Affiliation	Interest

Marc Whyte	CFO, COO, Director, Stockholder	21.15%
Edward Solomon	CTO, Director	21.15%
Joseph Heanue	Stockholder	21.15%
Augustus Lowell	Stockholder	21.15%
Brian Wilfey	Stockholder	15.40%

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NRCT LLC

NovaRay has entered into a license agreement dated October 23, 2006 with NRCT LLC (“NRCT”), pursuant to which NovaRay granted to NRCT certain exclusive and non-exclusive licenses to NovaRay’s current portfolio of patents and patent applications. These licenses include (i) an exclusive, world-wide license related to certain of NovaRay’s patents for closed-gantry CT and vascular applications and closed-gantry life science applications and (ii) a non-exclusive, worldwide license related to certain of NovaRay’s patents for (a) all open-gantry healthcare applications except open-gantry cardiac, electrophysiology, neurological, CT and peripheral applications and (b) industrial applications (security, industrial inspection and non-destructive testing). We do not anticipate that these licenses are for applications that are competitive with NovaRay’s products. In consideration for such licenses, NovaRay was granted a 10% equity ownership interest in NRCT. The following directors, officers and stockholders of the Company hold the following membership interests in NRCT:

		NRCT
Name	NovaRay Medical Affiliation	Ownership Interest

Lynda Wijcik — (BioBridge LLC)	Chairman of the Board, Stockholder	34.07%
Wheatley MedTech Partners LP	Director, Stockholder	21.28%
Lloyd Investments, L.P.	Stockholder	4.00%
Marc Whyte	CFO, COO, Director, Stockholder	9.43%
Edward Solomon	CTO, Director	9.43%
Joseph Heanue	Stockholder	7.07%
Augustus Lowell	Stockholder	1.89%
Brian Wilfey	Stockholder	1.89%
Eugene B. Floyd	Stockholder	0.47%
Gerald Pretti	Stockholder	0.47%

The AIG Parties

Pursuant to the terms of the AIG Agreement (defined below), NovaRay repurchased an aggregate of 413,000 (pre-Merger share figure) shares of NovaRay common stock from the AIG Parties. These shares are subject to the AIG Repurchase Option (defined below). NovaRay entered into various loan agreements (the “AIG Notes”) in June 2004 and June 2005 with the AIG Parties. The aggregate amount of principal outstanding under these loan agreements is approximately $1,010,326.52, which includes compounded interest from the date of the issuance of such notes through November 15, 2007. In October 2006, NovaRay entered into an agreement (the “AIG Agreement”) with the AIG Parties that grants the AIG Parties the option to purchase up to 413,000 shares (pre- Merger share figure) of NovaRay common stock in the event that the AIG Notes have not been converted or fully repaid in accordance with the terms of the AIG Agreement by December 1, 2007, at a price per share of $0.01 (pre- Merger share price) (the “AIG Repurchase Option”). The AIG Agreement was subsequently amended by the Company and the AIG Parties by Amendment No. 2 to Agreement and extended the conversion option through January 2008.

Loans to Stockholders

On October 1, 2006, NovaRay loaned the aggregate principal amount of $100,470 to the following individuals for the purchase of 1,239,000 shares of NovaRay common stock: Marc Whyte, Edward Solomon, Joseph Heanue, Augustus Lowell, Brian Wilfey, Eugene Floyd, Gerald Pretti and Jack Price (collectively, the “Purchaser Loans”). All principal and accrued interest on the Purchaser Loans have been fully paid and are no longer outstanding.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Promissory Note issued to Chairman and Director Lynda Wijcik

On November 5, 2007, NovaRay issued a promissory note to its Chairman and director Lynda Wijcik in the principal amount of $30,000, at an interest rate of six percent (6%) per annum. The balance outstanding on this note was paid off at the close of the Financing.

Payments to Jack Price & Associates

NovaRay paid Jack Price & Associates $87,000 in consulting fees for the year ended September 30, 2007 and $24,000 in consulting fees for the year ended December 31, 2006, and Jack Price, president of the Company, is a beneficial owner of Jack Price & Associates.

Restricted Stock Purchase Agreement

NovaRay is a party to a restricted stock purchase agreement dated October 23, 2006 (the “Restricted Stock Purchase Agreement”), with Jack Price, president of the Company, whereby Mr. Price has purchased 214,000 shares pre-Merger share figure) of NovaRay common stock (the “Restricted Stock”). In accordance with the terms of the Restricted Stock Purchase Agreement, the Restricted Stock began vesting on November 1, 2006, and was 25% vested on October 31, 2007. From the date of November 1, 2007, the Restricted Stock shall vest in equal monthly installments over three years so long as Mr. Price continues to provide services to NovaRay. Upon an event constituting a change of control, the Restricted Stock will become fully vested.

Office Lease

In connection with the lease of office space located at 1850 Embarcadero Road, Palo Alto, California 94303, NovaRay delivered a letter of credit to the landlord in the amount of $37,147.98, which has been personally guaranteed by Lynda Wijcik, Chairman of the Board of Directors and a stockholder of the Company.

See Note 5 for a description of the stock subscription agreements entered into between the Company and certain officers and shareholders.

See Notes 2 and 3 for a description of loans provided to the Company by certain officers, directors, and shareholders of the Company.

7  Commitments and contingencies

The Company is committed under an operating lease for office space which expires in January 2008 at a current monthly rental of $15,629 plus certain operating costs. Rental expense approximated $265,000 and $204,000 for the periods ended December 31, 2007 and 2006, respectively. In addition, the Company incurred rental expense of approximately $29,000 and $27,000 in 2007 and 2006, respectively to lease several warehouse facilities on a month-to-month basis.

See Note 8 — Subsequent events — for further discussion of the Company’s contingent liabilities.

8  Subsequent Events

On February 13, 2008, the Company dismissed its principal independent accountants, Gruber & Company LLC (“Gruber”).

Gruber’s report on the Company’s financial statements for the fiscal year ended September 30, 2007, contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The decision to dismiss Gruber as the Company’s principal independent accountant was approved by the Company’s Board of Directors on February 13, 2008.

During the period from the Company’s inception on October 6, 2006, through the date of Gruber’s dismissal, there were no disagreements with Gruber on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Gruber, would have caused Gruber to make reference to the subject matter of the disagreements in connection with its report on the financial statements for such period. None of the “reportable events” described under Item 304(a)(1)(iv) of Regulation S-B occurred through February 13, 2008.

The Company has provided Gruber with a copy of the foregoing disclosures, and Gruber has furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with the statements made by the Company herein, which letter is attached to this report as Exhibit 16.1.

On February 13, 2008, the Company engaged Paritz & Company, P.A. (“Paritz”) as its new principal independent accountants, effective immediately upon the dismissal of Gruber. The decision to engage Paritz as the Company’s principal independent accountants was approved by the Company’s Board of Directors on February 13, 2008.

Paritz was the auditor of NovaRay, Inc. (“NovaRay”) prior to the merger of the Company and NovaRay (the “Merger”) as previously reported on Form 8-K filed with the Securities and Exchange Commission on or about December 28, 2007 (the “December 8-K”). As such, Paritz audited and reviewed the NovaRay financial statements that were included in the December 8-K and provided advice with respect to accounting, auditing, and financial reporting issues related to the Merger. Gruber was not consulted on the transactions or financial reporting for the December 8-K.

The Company has provided Paritz with a copy of the foregoing disclosures, and Paritz has furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with the statements made by the Company, which letter is attached to this report as Exhibit 16.2.

On February 13, 2008, the Company, by unanimous written consent of its Board of Directors, changed its fiscal year end from the 30th day of September of each year to the 31st day of December of each year, effective for the year ending December 31, 2007. The Board of Directors elected to change the Company’s fiscal year to match the fiscal year of NovaRay as the Company had no material business operations prior to consummation of the Merger. The Company’s Annual Report on Form 10-KSB for the year ending December 31, 2007 to be filed on or prior to March 31, 2008, will cover the transition period.

On March 13, 2008 NovaRay, Inc., a wholly-owned subsidiary of NovaRay Medical, Inc., entered into a lease agreement (the “Lease”) with BRCP Stevenson Point, LLC, a Delaware limited liability company (the “Landlord”). The Lease provides for an area consisting of approximately 41,118 rentable square feet of space in part of a building located at 39655-39677 Eureka Drive, Newark, California. The term of the Lease is five (5) years and four (4) months (the “Term”) scheduled to commence on the date (“Commencement Date”) that is the later of (i) the date of Substantial Completion of the Landlord Work (as defined in the Lease), and (ii) Landlord’s delivery of the Premises (as defined in the Lease) to the Company, which is estimated to be April 1, 2008, and ending on the last day of the sixty-fourth (64th) full calendar month of the Term, which is estimated to be July 31, 2013, subject to Section 3.1 of the Lease. The guarantor under the Lease is Triple Ring Technologies, Inc. (“Triple Ring”). The Lease provides NovaRay, Inc. the right to assign or sublease all or a portion of the Premises to Triple Ring with not less than 10 days prior written notice to but without the prior consent of Landlord pursuant to the provisions set forth therein. Marc C. Whyte, Chief Financial Officer, Chief Operating Officer and a member of the Board of Directors (the “Board”) of NovaRay, Inc., is the Chairman and a stockholder of Triple Ring. Edward G. Solomon, a member of the Board of the NovaRay, Inc., is a co-founder, stockholder, and a member of the Board of Triple Ring.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The base rents associated with this lease for the five year term are outlined below. In addition to monthly base rent, NovaRay Inc. will pay an additional $.267 per square foot as the tenant’s share of monthly operating expenses which is approximately $11,000 per month.

	Monthly Rate	Monthly
Months of Term	per Square Foot	Base Rent

Month 1 — Month 18	$0.85	$34,950.30
Month 19 — Month 30	$0.88	$36,183.84
Month 31 — Month 42	$0.90	$37,006.20
Month 43 — Month 54	$0.93	$38,239.74
Month 55 — Month 64	$0.96	$39,473.28

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as they relate to the Company’s operations as of the end of our fiscal year ended December 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework and Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment in relationship to the size of the Company’s operations to date.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors and Executive Officers of the Company.

Our senior management is composed of experienced individuals with significant management experience. As of March 28, 2008, our executive officers, and directors were:

Name	Age	Position

Jack E. Price	63	Director, President & Chief Executive Officer
Marc C. Whyte	55	Director, Chief Financial Officer & Chief Operating Officer
Edward G. Solomon	53	Director, Chief Technical Officer
Lynda L. Wijcik	54	Chairman
David Dantzker, M.D.	65	Director
George J.M. Hersbach	55	Director

The biographies of each of our executive officers and directors are as follows:

Jack E. Price, Director, President and Chief Executive Officer, joined NovaRay as a Director in June 2005. In October 2006, Mr. Price was appointed President of NovaRay and became President and Chief Executive Officer of the Company in December 2007. From December 2003 to July 2006, Mr. Price was President & CEO of VSM Med Tech Ltd., a publicly traded medical imaging company. Prior to that, Mr. Price was President & CEO of Philips Medical Systems, North America, from September 1996 to June 2003. During that time, he was responsible for four major acquisitions, including Hewlett-Packard’s Agilent Healthcare Solutions Group and Marconi Medical Systems (formerly Picker International). Mr. Price’s career also includes five years with GE Medical Systems, where he held positions including the General Manager of Global X-Ray Business, and Vice President of Marketing for Europe, the Middle East, and Africa. Mr. Price was at Philips for a total of 32 years in various roles within the medical imaging division.

Marc C. Whyte, Director, Chief Financial Officer and Chief Operating Officer, co-founded NovaRay in June 2005. In October 2006, he recruited Mr. Price to become President of NovaRay. Mr. Whyte became the Chief Operating Officer of the Company in December 2007. Mr. Whyte has been Chairman of Triple Ring since February 2005. From 1992 to June 2005, Mr. Whyte held the positions of CFO, President and CEO of NexRay Inc., formally known as Cardiac Mariners Inc. Previously, Mr. Whyte was President and CEO of Engine Parts Corporation, a privately held company specializing in the re-manufacturing of automotive engines.

Edward G. Solomon, Director, Chief Technical Officer, co-founded NovaRay in June 2005. Mr. Solomon has over 25 years experience in the development and commercialization of technology in venture-financed companies in Silicon Valley. Mr. Solomon has been a co-founder and director of Triple Ring since February 2005. Mr. Solomon worked at NexRay from 1993 to December 2004 and was responsible for developing the architecture and much of the intellectual property in the cardiac catheterization imaging system, now owned by NovaRay. Mr. Solomon holds B.S. and M.S. degrees in Electrical Engineering from the University of Cape Town and an M.S. from the Stanford Graduate School of Business.

Lynda L. Wijcik, Chairman, is Managing Partner of BioBridge LLC. From January 1995 to September 2006, Ms. Wijcik consulted, invested and assisted companies in financing as a managing partner of her consulting firm BioBridge Associates. In October 2006, BioBridge LLC was formed by Ms. Wijcik and her husband to make investments. Ms. Wijcik has a background in cancer and genetic disease research at the University of British Columbia, the Hospital for Sick Children in Toronto, Canada, and the Memorial Sloan Kettering Cancer Center in New York. Over the past few years, she has assisted in growing two biotech companies, Metra Biosystems (acquired by Quidel) and Connetics (acquired by Steifel Laboratories). At both these companies, she was part of the founding team, helping them to obtain venture capital funding, and was Vice President of Marketing and Vice President of

Business Development, respectively. She is a Director of Origen Therapeutics, NovaRay, and United Systems Access, a telecommunications company. She received her B.Sc. degree from Simon Fraser University (Canada).

David Dantzker, MD, Director, has been a Partner at Wheatley Medtech Partners LP since January 2001. He manages Wheatley’s Life Science and Healthcare investments. He has served on the faculty and in leadership positions of four major research-oriented medical schools, and has authored or co-authored 130 research papers and five textbooks. Dr. Dantzker was President of North Shore-LIJ Health System, one of the largest academic health care systems in the country, with annual revenue of over $3 billion. He also co-founded the North Shore-LIJ Research Institute to direct and coordinate basic science research for the North Shore-LIJ Health System. He is past Chair of the American Board of Internal Medicine, the largest physician certifying board in the United States. Dr. Dantzker holds a B.A. in Biology from New York University, and received his M.D. from the State University of New York at Buffalo School of Medicine. Dr. Dantzker sits on the boards of several Wheatley MedTech portfolio companies including Neuro Hitech, Comprehensive Neurosciences, Advanced BioHealing and VersaMed Medical Systems.

George J.M. Hersbach, Director, is the Founder, Chairman and CEO of Heartstream Group since July 2002, an investment corporation which specializes in the financing of innovative companies (healthcare, cleantech, and technology). Mr. Hersbach is a director on several boards, including Theolia (France) Global Interface (France), EU’s Enterprise Policy for SME’s (of European Commission, Belgium), and is an advisor to the boards of several companies. Prior to his current position, from February 1993 to July 2002, he was President and CEO of Pharming Group, a publicly traded biopharmaceutical company. Mr. Hersbach holds a Master of Science (cum laude) in Chemical Technology from the University of Technology of Delft, Netherlands (January 1977), and a European Engineering diploma from FEANI in Paris, France (September 1990).

The Board of Directors currently does not have any committees. We intend to establish audit and compensation committees and such other committees as determined advisable by our Board.

(b) Significant Employees.

As of the date hereof, the Company has 3 employees, which are our Chief Executive Officer, Jack E. Price, our Chief Financial Officer and Chief Operating Officer, Marc C. Whyte and Edward G. Solomon, our Chief Technical Officer.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year December 31, 2007 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year, except that Wheatley Medtech Partners L.P. filed a late Form 4 in connection with shares of our Series A Convertible Preferred Stock and Series A Warrants to purchase our common stock that it obtained in the Financing on December 27, 2007.

Code of Ethics

Subsequent to the Merger, we have not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We intend on adopting a Code of Ethics during our fiscal year ending December 31, 2008.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

We do not presently have an audit committee. The Board of Directors acts in that capacity and has determined that we do not currently have an audit committee financial expert serving on our audit committee.

Item 10.	Executive Compensation.

Set forth below is information for our current Chief Executive Officer and President for the year ended December 31, 2007. No other officer received compensation in excess of $100,000 in 2007 or 2006.

					Nonequity	Nonqualified
				Stock	Incentive Plan	Deferred	Option	All Other
		Salary	Bonus	Awards	Compensation	Compensation	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	Earnings	($)	($)(1)	($)

Jack E. Price	2007	—	—	—	—	—	—	$87,000	$87,000
President and Chief	2006	—	—	—	—	—	—	$24,000	$24,000
Executive Officer

(1)	NovaRay paid $87,000 and 24,000 in consulting fees to Jack Price & Associates in each of 2007 and 2006, respectively. Jack E. Price is a beneficial owner of Jack Price & Associates.

Employment Agreements

We have employment agreement with three of our officers as described below. Other than these agreements, we have no other employment agreements, and we have not adopted any equity compensation plans.

We are currently parties to employment agreements, all dated December 19, 2007, with our Chief Executive Officer, Jack E. Price, our Chief Financial Officer and Chief Operating Officer, Marc C. Whyte and our Chief Technical Officer, Edward G. Solomon. Such agreements provide for current annual salary compensation for each of Mr. Price, Mr. Whyte and Mr. Solomon at the rate of $325,000, $310,000 and $285,000, respectively, and for participation by each such employee benefit plan as other executives and incentive compensation plans at the discretion of our Board of Directors.

Pursuant to Mr. Price’s employment agreement, if NovaRay terminates Mr. Price’s employment without cause, Mr. Price would be entitled to (i) 12 months of his base salary, plus (ii) accelerated vesting of the shares of common stock subject to any NovaRay stock options held by Mr. Price that would have vested within two years of such termination. In addition, if within one year of certain changes of control, Mr. Price’s employment is terminated by NovaRay without cause or Mr. Price resigns under certain circumstances, Mr. Price would be entitled to (i) 12 months of his base salary, plus (ii) accelerated vesting of all shares of common stock subject to any NovaRay stock options held by Mr. Price.

Pursuant to Mr. Whyte’s employment agreement, if NovaRay terminates Mr. Whyte’s employment without cause, Mr. Whyte would be entitled to (i) 12 months of his base salary, plus (ii) accelerated vesting of the shares of common stock subject to any NovaRay stock options held by Mr. Whyte that would have vested within two years of such termination. In addition, if within one year of certain changes of control, Mr. Whyte’s employment is terminated by NovaRay without cause or Mr. Whyte resigns under certain circumstances, Mr. Whyte would be entitled to (i) 12 months of his base salary, plus (ii) accelerated vesting of all shares of common stock subject to any NovaRay stock options held by Mr. Whyte.

Pursuant to Mr. Solomon’s employment agreement, if NovaRay terminates Mr. Solomon’s employment without cause, Mr. Solomon would be entitled to (i) 12 months of his base salary, plus (ii) accelerated vesting of the shares of common stock subject to any NovaRay stock options held by Mr. Solomon that would have vested within two years of such termination. In addition, if within one year of certain changes of control, Mr. Solomon’s employment is terminated by NovaRay without cause or Mr. Solomon resigns under certain circumstances, Mr. Solomon would be entitled to (i) 12 months of his base salary, plus (ii) accelerated vesting of all shares of common stock subject to any NovaRay stock options held by Mr. Solomon.

None of the directors of the Company’s Board of Directors received any compensation for the fiscal year ended December 31, 2007.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to beneficial ownership of our common stock, as of March 28, 2008, by:

•	each beneficial owner of 5% or more of the currently outstanding shares of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 28, 2008, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o NovaRay Medical, Inc., 1850 Embarcadero Road, Palo Alto, California 94303.

Each stockholder’s percentage ownership is based on 9,767,853 shares of our common stock outstanding as of March 28, 2008.

	Amount and Nature of Beneficial
	Ownership
		Notes Convertible
		and Options and
		Warrants
		Exercisable Within
Name of Beneficial Owner	Shares	60 Days	Percent of Class

Holders of More than 5%
Wheatley MedTech Partners, L.P.(1)	1,918,845		19.64%
80 Cuttermill Road, Suite 302 Great Neck, New York 11021
Entities affiliated with AIG	1,101,000		11.27%
Global Investment Corp.(2) 559 Lexington Avenue New York, New York 10022
BioBridge LLC(3)	945,489		9.68%
15941 Overlook Drive Los Gatos, CA 95070
Fountainhead Capital Partners Limited(4)	1,203,732	600,000	17.40%
Portman House, Hue Street St. Helier, Jersey, Channel Islands JE4 5RP
Directors and Executive Officers
David Dantzker(5)	1,918,845		19.64%
Jack Price(6)	642,000		6.57%
Edward Solomon(7)	381,231		3.90%
Marc Whyte(8)	381,231		3.90%
Lynda Wijcik(9)	2,535,489		25.96%
George J. M. Hersbach(10)	458,670		4.70%
All executive officers and directors as a group (6 persons)	6,317,466		64.68%

(1)	Holdings consist of: (i) 1,918,845 shares of our common stock, (ii) a Series A Warrant to purchase 47,544 shares of our common stock at an exercise price of $4.25 per share, and (iii) 142,632 shares of our Series A Convertible Preferred Stock. David Dantzker, a voting member of Wheatley MedTech Partners LLC (the general partner of Wheatley MedTech Partners, L.P.) and a director of the Company, has shared investment control and shared voting control over all of these securities. The Series A Warrant and Series A Convertible Preferred Stock referenced in this paragraph are subject to the Series A Warrant Exercise Restriction and the Conversion Restriction.

(2)	Holdings consist of: (i)(a) 70,464 shares of our common stock held by AIG Horizon Partners Fund, L.P., (b) 157,443 shares of our common stock held by AIG Horizon Side-By-Side Fund, L.P., (c) 123,312 shares of our common stock held by AIG Private Equity Portfolio, L.P., (d) 371,037 shares of our common stock held by AIU Insurance Company, and (e) 378,744 shares of our common stock held by Commerce and Industry Insurance Company; (ii)(a) a Series A Warrant to purchase 7,308 shares of our common stock at an exercise price of $4.25 per share held by AIG Horizon Partners Fund, L.P., (b) a Series A Warrant to purchase 16,328 shares of our common stock at an exercise price of $4.25 per share held by AIG Horizon Side-By-Side Fund, L.P., (c) a Series A Warrant to purchase 12,789 shares of our common stock at an exercise price of $4.25 per share held by AIG Private Equity Portfolio, L.P., (d) a Series A Warrant to purchase 38,481 shares of our common stock at an exercise price of $4.25 per share held by AIU Insurance Company, and (e) a Series A Warrant to purchase 72,741 shares of our common stock at an exercise price of $4.25 per share held by Commerce and Industry Insurance Company; and (iii)(a) 21,924 shares of our Series A Convertible Preferred Stock held by AIG Horizon Partners Fund, L.P., (b) 48,986 shares of our Series A Convertible Preferred Stock held by AIG Horizon Side-By-Side Fund, L.P., (c) 38,367 shares of our Series A Convertible Preferred Stock held by AIG Private Equity Portfolio, L.P., (d) 115,443 shares of our Series A Convertible Preferred Stock held by AIU Insurance Company, and (e) 218,224 shares of our Series A Convertible Preferred Stock held by Commerce and Industry Insurance Company. AIG Global Investment Corp. acts as (iv)(a) the manager of AIG Horizon Partners Fund, L.P., (b) the managing member of AIG Horizon Side-By-Side Fund, L.P., (c) the manager of AIG Private Equity Portfolio, L.P., (d) the investment advisor to AIU Insurance Company, and (e) the investment advisor to Commerce and Industry Insurance Company. F.T. Chong, as a Managing Director of AIG Global Investment Corp., has investment and voting control over all of these securities. The Series A Warrant and Series A Convertible Preferred Stock referenced in this paragraph are subject to the Series A Warrant Exercise Restriction and the Conversion Restriction.

(3)	Holdings consist of: (i) 945,489 shares of our common stock, (ii) a Series A Warrant to purchase 33,044 shares of our common stock at an exercise price of $4.25 per share, and (iii) 99,132 shares of our Series A Convertible Preferred Stock. Lynda Wijcik, a controlling member of BioBridge LLC, exercises investment and voting control over all of these securities. The Series A Warrant and Series A Convertible Preferred Stock referenced in this paragraph are subject to the Series A Warrant Exercise Restriction and the Conversion Restriction.

(4)	Holdings consist of: (i) 1,203,732 shares of our common stock and (ii) a warrant to purchase 600,000 shares of our common stock at an exercise price of $4.25 per share. Carole Dodge and Giselle Le Mar, directors of Fountainhead Capital Partners Limited, exercise investment and voting control over all of these securities.

(5)	Holdings consist of: (i) 1,918,845 shares of our common stock, (ii) a Series A Warrant to purchase 47,544 shares of our common stock at an exercise price of $4.25 per share, and (iii) 142,632 shares of our Series A Convertible Preferred Stock. David Dantzker, a voting member of Wheatley MedTech Partners LLC (the general partner of Wheatley MedTech Partners, L.P.) and a director of the Company, exercises investment and voting control over all of these securities. The Series A Warrant and Series A Convertible Preferred Stock referenced in this paragraph are subject to the Series A Warrant Exercise Restriction and the Conversion Restriction.

(6)	Jack Price is a director, President and Chief Executive Officer of the Company. In accordance with the terms of a Restricted Stock Purchase Agreement dated October 23, 2006, these shares are subject to vesting, with 25% of such shares vesting on October 31, 2007, and the remaining shares vesting in equal monthly installments over three years so long as Mr. Price continues to provide services to NovaRay. Upon an event constituting a change of control, all of these shares will become fully vested.

(7)	Edward Solomon is a director, Chief Technical Officer and the Corporate Secretary of the Company.

(8)	Marc Whyte is a director, Chief Financial Officer and Chief Operating Officer of the Company.

(9)	Holdings consist of: (i) 945,489 shares of our common stock held by BioBridge LLC, (ii) 1,590,000 shares of our common stock held by Lynda Wijcik, (iii) a Series A Warrant to purchase 33,044 shares of our common stock held by BioBridge LLC at an exercise price of $4.25 per share, (iv) a Series A Warrant to purchase 40,646 shares of our common stock held by Lynda Wijcik at an exercise price of $4.25 per share, (v) 99,132 shares of our Series A Convertible Preferred Stock held by BioBridge LLC, and (vi) 121,939 shares of our Series A Convertible Preferred Stock held by Lynda Wijcik. Lynda Wijcik, a controlling member of BioBridge LLC, exercises investment and voting control over all of these securities. The Series A Warrants and Series A Convertible Preferred Stock referenced in this paragraph are subject to the Series A Warrant Exercise Restriction and the Conversion Restriction.

(10)	Holdings consist of: (i) 458,670 shares of our common stock, (ii) Warrants to purchase 90,632 shares of our common stock at an exercise price of $4.25 per share, and (iii) 271,896 shares of our Series A Convertible Preferred Stock. George J.M. Hersbach, the President and Chief Executive Officer of Heartstream Capital B.V., exercises investment and voting control over all of these securities. The Series A Warrant and Series A Convertible Preferred Stock referenced in this paragraph are subject to the Series A Warrant Exercise Restriction and the Conversion Restriction.

Each of (i) Vision Opportunity Master Fund, Ltd. and (ii) Heartstream Capital B.V., owns shares of our Series A Convertible Preferred Stock and the Warrants, which, if fully converted and exercised, would result in the ownership of more than 5% of our outstanding common stock. However, the Series A Convertible Preferred Stock and the Warrants held by each of (i) Vision Opportunity Master Fund, Ltd. and (ii) Heartstream Capital B.V., are subject to the Series A Warrant Exercise Restriction, the Series J-A Warrant Exercise Restriction, and the Conversion Restriction.

Item 12.	Certain Relationships and Related Transactions and Director Independence.

NexRay Transaction

In June 2005, substantially all of our assets were acquired from NexRay, a privately held development stage company. NexRay developed the substantial portion of our current cardiac catheterization imaging system. From NexRay’s inception in July 1993 through June 2005, NexRay raised approximately $80 million, principally through the issuance of preferred stock and convertible notes to various investors. In May 2004, a significant investor of NexRay determined that it would not provide further financing necessary to fund NexRay’s continued operations. Certain other investors of NexRay entered into negotiations to continue funding NexRay without the participation of this investor under terms agreeable to this non-participating investor. The investors were ultimately unable to reach an agreement and in August 2004, NexRay filed for Chapter 11 bankruptcy protection. The total outstanding debt of NexRay was approximately $1 million in trade debt and $10 million in convertible notes to investors. Approximately $1 million of these loans were secured by substantially all of the assets of NexRay. In early April 2005, a secured lender’s motion for relief from stay was granted. In June 2005, all the assets of NexRay were acquired by this secured lender and NexRay converted to Chapter 7 status. In June 2005, we incorporated. Pursuant to an Assignment and Consent Agreement, all of the former assets of NexRay were contributed to us, subject to the secured NexRay loans and to the lien and security interests established in connection with the September 20, 2004 Order Authorizing Post-Petition Financing of approximately $1.2 million on a Secured Basis of United States Bankruptcy Court for the Northern District of California. Concurrent with this contribution of assets and the forgiveness of certain note preference, these NexRay investors were issued in aggregate 1,683,571 shares (Pre-Merger share figure) of NovaRay common stock. As of December 31, 2007, there remained approximately $95,312 in NovaRay debt outstanding.

Triple Ring Technologies, Inc.

We have entered into an agreement with Triple Ring to perform ongoing product development work, final assembly and test for the cardiac imaging system (the “Professional Services Agreement”). As partial consideration for these services, NovaRay agreed to issue a warrant to Triple Ring to purchase 444,000 shares of NovaRay common stock pursuant to a Warrant to Purchase Shares of NovaRay, Inc. dated as of December 19, 2007. Pursuant to the Merger Agreement, we assumed such warrant and such warrant became exercisable for 1,332,000 shares of our common stock. The warrant will not be exercisable until the acceptance by NovaRay of the deliverables from Triple Ring in accordance with the terms of the Professional Services Agreement. The exercise price for the warrant is established based on the timing of the acceptance by NovaRay of such deliverables as set forth below:

Exercise Price per
Date of Acceptance of the Deliverables	Share

On or prior to March 30, 2009	$0.06
On or after March 31, 2009 but on or prior to July 30, 2009	$0.15
On or after July 30, 2009 but on or prior to December 30, 2009	$1.33
On or after December 30, 2009 but on or prior to February 28, 2010	$2.67

In the event the acceptance by NovaRay of the deliverables does not occur by February 28, 2010, the warrant shall terminate and not be exercisable.

The following directors, officers and stockholders of the Company hold the following equity ownership interests in Triple Ring:

Name	NovaRay Medical Affiliation	Triple Ring Ownership Interest

Marc Whyte	CFO, COO, Director, Stockholder	21.15%
Edward Solomon	CTO, Director	21.15%
Joseph Heanue	Stockholder	21.15%
Augustus Lowell	Stockholder	21.15%
Brian Wilfey	Stockholder	15.40%

NRCT LLC

NovaRay has entered into a license agreement dated October 23, 2006 with NRCT LLC (“NRCT”), pursuant to which NovaRay granted to NRCT certain exclusive and non-exclusive licenses to NovaRay’s current portfolio of patents and patent applications. These licenses include (i) an exclusive, world-wide license related to certain of NovaRay’s patents for closed-gantry CT and vascular applications and closed — gantry life science applications and (ii) a non-exclusive, worldwide license related to certain of NovaRay’s patents for (a) all open-gantry healthcare applications except open-gantry cardiac, electrophysiology, neurological, CT and peripheral applications and (b) industrial applications (security, industrial inspection and non-destructive testing). We do not anticipate that these licenses are for applications that are competitive with NovaRay’s products. In consideration for such licenses, NovaRay was granted a 10% equity ownership interest in NRCT. The following directors, officers and stockholders of the Company hold the following membership interests in NRCT:

	NovaRay Medical
Name	Affiliation	NRCT Ownership Interest

Lynda Wijcik — (BioBridge LLC)	Chairman of the	34.07%
	Board, Stockholder
Wheatley MedTech Partners LP	Director, Stockholder	21.28%
Lloyd Investments, L.P.	Stockholder	4.00%
Marc Whyte	CFO, COO, Director,	9.43%
	Stockholder
Edward Solomon	CTO, Director	9.43%
Joseph Heanue	Stockholder	7.07%
Augustus Lowell	Stockholder	1.89%
Brian Wilfey	Stockholder	1.89%
Eugene B. Floyd	Stockholder	0.47%
Gerald Pretti	Stockholder	0.47%

The AIG Parties

Pursuant to the terms of the AIG Agreement (defined below), NovaRay repurchased an aggregate of 413,000 (pre-Merger share figure) shares of NovaRay common stock from the AIG Parties. These shares are subject to the AIG Repurchase Option (defined below). NovaRay entered into various loan agreements (the “AIG Notes”) in June 2004 and June 2005 with the AIG Parties. The aggregate amount of principal outstanding under these loan agreements is approximately $1,010,326.52, which includes compounded interest from the date of the issuance of such notes through November 15, 2007. In October 2006, NovaRay entered into an agreement (the “AIG Agreement”) with the AIG Parties that grants the AIG Parties the option to purchase up to 413,000 shares (pre-Merger share figure) of NovaRay common stock in the event that the AIG Notes have not been converted or fully repaid in accordance with the terms of the AIG Agreement by December 1, 2007, at a price per share of $0.01 (pre-Merger share price) (the “AIG Repurchase Option”).

The AIG Agreement was subsequently amended by the Company and the AIG Parties by Amendment No. 2 to Agreement, whereby the AIG Parties have agreed not to sell any shares of the Company’s common stock or any securities that may otherwise be convertible into or exercisable for shares of the Company’s common stock that they presently own or may acquire after the date of such agreement, except in accordance with the terms and conditions set forth therein.

Loans to Stockholders

On October 1, 2006, NovaRay loaned the aggregate principal amount of $100,470 to the following individuals for the purchase of 1,239,000 shares of NovaRay common stock: Marc Whyte, Edward Solomon, Joseph Heanue, Augustus Lowell, Brian Wilfey, Eugene Floyd, Gerald Pretti and Jack Price (collectively, the “Purchaser Loans”). All principal and accrued interest on the Purchaser Loans have been fully paid and are no longer outstanding.

Newark Office Lease

Triple Ring acted as guarantor in the lease for the Company’s office space located at 39655-39677 Eureka Drive, Newark, California. As noted in the paragraph above labeled “Triple Ring Technologies, Inc.” certain directors, officers, and stockholders of the Company, have an equity ownership interest in Triple Ring.

Promissory Note issued to Chairman and Director Lynda Wijcik

On November 5, 2007, NovaRay issued a promissory note to its Chairman and director Lynda Wijcik in the principal amount of $30,000, at an interest rate of six percent (6%) per annum. The balance outstanding on this note was paid off at the close of the Financing.

Payments to Jack Price & Associates

NovaRay paid Jack Price & Associates $87,000 and $24,000 in consulting fees for the years ended December 31, 2007, and December 31, 2006, respectively. Jack Price, president of the Company, is a beneficial owner of Jack Price & Associates.

Palo Alto Office Lease

In connection with the lease of office space located at 1850 Embarcadero Road, Palo Alto, California 94303, NovaRay delivered a letter of credit to the landlord in the amount of $37,147.98, which has been personally guaranteed by Lynda Wijcik, Chairman of the Board of Directors and a stockholder of the Company.

Restricted Stock Purchase Agreement

NovaRay is a party to a restricted stock purchase agreement dated October 23, 2006 (the “Restricted Stock Purchase Agreement”), with Jack Price, president of the Company, whereby Mr. Price has purchased 214,000 shares (pre-Merger share figure) of NovaRay common stock (the “Restricted Stock”). In accordance with the terms of the Restricted Stock Purchase Agreement, the Restricted Stock began vesting on November 1, 2006, and was 25% vested on October 31, 2007. From the date of November 1, 2007, the Restricted Stock shall vest in equal monthly installments over three years so long as Mr. Price continues to provide services to NovaRay. Upon an event constituting a change of control, the Restricted Stock will become fully vested.

Item 13.	Exhibits.

Index to Exhibits

2.1	Agreement and Plan of Merger, dated December 26, 2007, by and among Vision Acquisition I, Inc., NovaRay, Inc. and Vision Acquisition Subsidiary, Inc.(1)
3.1	Certificate of Incorporation.(1)
3.2	Certificate of Amendment to the Certificate of Incorporation.(1)
3.3	Bylaws.(2)
3.4	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the NovaRay Medical, Inc.(1)
10.1	Employment Agreement by and between NovaRay, Inc. and Jack Price dated December 19, 2007.(1)

10.2		Employment Agreement by and between NovaRay, Inc. and Marc Whyte dated December 19, 2007.(1)
10.3		Employment Agreement by and between NovaRay, Inc. and Edward Solomon dated December 19, 2007.(1)
10.4		Consulting Agreement by and between NovaRay, Inc. and Fountainhead Capital Partners Limited, dated October 2, 2007, as amended by Amendment No. 1 to Consulting Agreement.(1)
10	.5*	Professional Services Agreement by and between NovaRay, Inc. and Triple Ring Technologies, Inc., dated December 19, 2007.(1)
10.6		Agreement by and between NovaRay, Inc. and Rodman & Renshaw LLP, dated November 21, 2007.(1)
10.7		Consulting Agreement by and between NovaRay, Inc. and Heartstream Corporate Finance B.V., dated December 19, 2007.(1)
10.8		Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated December 27, 2007, by and among NovaRay Medical, Inc. and the purchasers identified therein.(1)
10.9		Series J Warrant to Purchase Shares of Series A Convertible Preferred Stock of NovaRay Medical, Inc.(1)
10.10		Series J-A Warrant to Purchase Shares of Common Stock of NovaRay Medical, Inc.(1)
10.11		Form of Series A Warrant to Purchase Shares of Common Stock of NovaRay Medical, Inc.(1)
10.12		Registration Rights Agreement dated December 27, 2007, by and among NovaRay Medical, Inc. and the purchasers identified therein(1).
10.13		Lock-Up Agreement dated December 27, 2007, by and among NovaRay Medical, Inc. and the Lock-Up Stockholders (as defined therein)(1).
10.14		AIG Lock-Up Agreement dated December 27, 2007, by and among NovaRay Medical, Inc. and the AIG Stockholders (as defined therein).(1)
10	.15*	Agreement by and between NovaRay, Inc. and NRCT LLC dated October 23, 2006.(1)
10.16		Amendment No. 2 to Agreement by and among NovaRay, Inc. and the AIG Parties (as defined therein) dated December 20, 2007.(1)
10.17		Conversion Agreement by and between NovaRay, Inc. and Lynda Wijcik dated December 20, 007.(1)
10.18		Conversion Agreement by and between NovaRay, Inc. and Wheatley MedTech Partners, L.P. dated December 20, 2007.(1)
10.19		Conversion Agreement by and between NovaRay, Inc. and Lloyd Investments, L.P. dated December 20, 2007.(1)
10.20		Conversion Agreement by and between NovaRay, Inc. and Heartstream Capital B.V. dated December 20, 2007.(1)
10.21		Conversion Agreement by and between NovaRay, Inc. and BioBridge LLC dated December 20, 2007.(1)
10.22		Conversion Agreement by and between NovaRay, Inc. and Arie Jacob Manintveld dated December 20, 2007.(1)
10.23		Lease Agreement by and between NovaRay, Inc. and Harbor Investment Partners dated July 1, 2005, as amended by First Amendment to Lease dated January 11, 2007.(1)
10.24		Lease Agreement by and between NovaRay, Inc. and BRCP Stevenson Point, LLC dated March 13, 2008.(4)
16.1		Letter dated February 13, 2008, from Gruber & Company, LLC.(3)
16.2		Letter dated February 13, 2008, from Paritz & Company, P.A.(3)
21.1		Subsidiaries of the Company.(1)
23.1		Letter from Paritz & Company, P.A.
24.1		Power of Attorney (included on page 52)
31.1		Certification of Jack E. Price, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Marc C. Whyte, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of Jack E. Price, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Marc C. Whyte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same-numbered exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-SB (No. 000-52731) filed with the SEC on July 20, 2007.

(3)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2008.

(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2008.

*	Confidential treatment has been requested for portions of this agreement. These portions have been omitted from the exhibit and submitted separately to the SEC.

Item 14.	Principal Accountant Fees and Services

Gruber & Company LLC (“Gruber”) was the Company’s independent registered public accounting firm until February 13, 2008. Paritz & Company, P.A. (“Paritz”) is the Company’s current independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Gruber for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $1,500 for the Company’s fiscal year ended December 31, 2007 and December 31, 2006.

The aggregate fees billed by Paritz for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $49,000 for the Company’s fiscal years ended December 31, 2007 and December 31, 2006.

Audit-Related Fees

There were no fees billed by Gruber or Paritz for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the Company’s fiscal years ended December 31, 2006 and December 31, 2007.

Tax Fees

There were no fees billed by Gruber or Paritz for professional services for tax compliance, tax advice, and tax planning for the Company’s fiscal years ended December 31, 2006 and December 31, 2007.

All Other Fees

There were no fees billed by Gruber or Paritz for other products and services for the Company’s fiscal years ended December 31, 2006 and December 31, 2007.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2008.

NOVARAY MEDICAL, INC.

By:	/s/ Jack E. Price
Jack E. Price
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Jack E. Price, Marc C. Whyte and Edward G. Solomon, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jack E. Price Jack E. Price	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ Marc C. Whyte Marc C. Whyte	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 31, 2008

/s/ Lynda L. Wijcik Lynda L. Wijcik	Chairman of the Board of Directors	March 31, 2008

/s/ Edward G. Solomon Edward G. Solomon	Director	March 31, 2008

/s/ David Dantzker David Dantzker	Director	March 31, 2008

/s/ George J.M. Hersbach George J.M. Hersbach	Director	March 31, 2008