Form 10KSB/A
period 2007-12-31
NovaRay Medical, Inc.
filed 2008-05-12
CIK 1383529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from October 1, 2007 to December 31, 2007

Commission File Number 0-52731

NovaRay Medical, Inc.
(Exact name of registrant as specified in its charter)

Delaware	16-1778998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39655 Eureka Drive, Suite A Newark, California (Address of principal executive offices)	94560 (zip code)

Registrant’s telephone number, including area code:
(510) 592-3000

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

Transitional Small Business Disclosure Format (check one):  Yes ☐     No  ☑

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2008, in response to comments received from the SEC in connection with its review of our registration statement on Form S-1 (File No. 333-149917). This amendment revises, among other things, the following items.

•	Part II, Item 6 — Management’s Discussion and Analysis or Plan of Operation: This amendment contains expanded discussion of significant factors affecting items in our consolidated financial statements and supplemental information relating to the nature and accounting basis relating to our deferred assets.

•	Part II, Item 7 — Financial Statements:

•	The Consolidated Financing Statements (and the notes thereto) contained in this amendment reflect the restated capital structure that is required in financial statements filed with the SEC after a recapitalization; and

•	Supplemental information has been provided in the notes to our consolidated financial statements relating to, among other things, the exchange of preferred stock for the cancellation of debt and interest, the issuance of warrants, and the nature and accounting basis relating to our deferred assets.

This Amendment No. 1 does not reflect events occurring after the filing of the Annual Report as originally filed, or modify or update those disclosures affected by subsequent events.

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

Business of NovaRay Medical, Inc.

On October 6, 2006, we incorporated as a Delaware corporation under the name Vision Acquisition I, Inc. (“Vision Acquisition”) to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On December 26, 2007, Vision Acquisition, Vision Acquisition Subsidiary, Inc., a newly-formed wholly-owned subsidiary of Vision Acquisition (“Merger Sub”), and NovaRay, Inc., a Delaware corporation (“NovaRay”) entered into a merger agreement (the “Merger Agreement”) whereby Merger Sub merged with and into NovaRay, with NovaRay remaining as the surviving corporation with the stockholders of NovaRay exchanging all of their stock in NovaRay for a total of 9,580,587 shares of common stock of NovaRay Medical, Inc., a Delaware corporation (the “Company”, “NovaRay Medical”, “we”, or “our”) (immediately prior to the closing of the Merger, Vision Acquisition’s name was changed to NovaRay Medical, Inc.), constituting approximately 98.08% of the outstanding shares of common stock of NovaRay Medical (the “Merger”). Vision Opportunity Master Fund, Ltd. was the sole stockholder of Vision Acquisition I, Inc. prior to the Merger and holds 187,266 shares of common stock of NovaRay Medical, or 1.92% of the outstanding shares of common stock of NovaRay Medical after the Merger. Upon completion of the Merger, we adopted NovaRay’s business plan. The combined company is named NovaRay Medical, Inc.

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

Our principal facility is located in an approximately 41,118 square foot location at 39655 Eureka Drive, Suite A, Newark, California. We leased this facility pursuant to a lease that we entered into with BRCP Stevenson Point, LLC on March 13, 2008. Such lease is estimated to expire on or about July 31, 2013.

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

Deferred assets

Deferred assets consist of deferred consulting and interest costs attributable to the fair value of common stock warrants related to services and consulting being performed at the Company net of accumulated amortization.

The Company from time to time issues common stock or common stock warrants to acquire services or goods from non-employees. Common stock and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

In accordance with EITF 96-18, the common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

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

Results of Operations

Research and Development

Research and development expenses are primarily attributable to external consultants performing research and development and development activities for NovaRay Medical. Research and development costs were increased approximately $294,000, or 1471% from $19,987 during the 12 months ended December 31, 2006 to $313,896 during the 12 months ended December 31, 2007 due to increased use of the services of Triple Ring to perform research, and development for NovaRay Medical. See “Transactions With Related Persons, Promoters and Certain Control Persons.”

General and Administrative

General and Administrative expenses increased approximately $309,000, or 32%, from $966,148 during the 12 months ended December 31, 2006 to $1,275,458 during the 12 months ended December 31, 2007 due to increased expenses of approximately $160,000 for executive and financial consulting services, $65,000 for rent, $45,000 for director and officer liability insurance, and $35,000 for audit, legal and printing costs.

Miscellaneous Income

Miscellaneous income for the year ended December 31, 2006 resulted from a one time gain of $80,000 as a result of selling an internet name we had registered to a third party. There was no miscellaneous income for the year ended December 31, 2007.

Interest Expense

Interest expense increased approximately $48,000, or 19.4%, from $245,565 during the 12 months ended December 31, 2006 to $293,252 during the 12 months ended December 31, 2007 due to the additional interest expense associated with the issuance of warrants to consultants and advisors.

Gain on Extinguishment of Debt

The gain from extinguishment of debt of $452,000 for the year ended December 31, 2007 resulted from the repurchase of NovaRay Medical notes payable from a noteholder with a principal amount of $325,000 and interest payable of $137,000 in exchange for a cash payment of $10,000. There were no extinguishments of debt for the year ended December 31, 2006.

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

Item 7.  Financial Statements

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NovaRay Medical, Inc. (a development stage company) as of December 31, 2007 and 2006, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2007 and 2006 and for the period from inception (June 7, 2005) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/  Paritz & Company, P.A.
Paritz & Company, P.A.

Hackensack, New Jersey
March 22, 2008

NOVARAY MEDICAL, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$9,233,926	$141,325
Miscellaneous receivable	13,872	10,772
Prepaid expenses	16,947	146,753

Total current assets	9,264,745	298,850
Property and equipment, net	42,455	47,986

Other assets:
Deferred interest	1,584,336	—
Deferred consulting	1,926,531	—

Total other assets	3,510,867	—

Total assets	$12,818,067	$346,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$566,146	$78,233
Accrued liabilities	205,503	378,595
Notes payable	125,312	728,921

Total current liabilities	896,961	1,185,749
Long term debt	—	1,364,914

Total liabilities	896,961	2,550,663

Stockholders’ equity (deficit):
Series A convertible preferred stock, NovaRay Medical, Inc., $0.0001 par value Authorized shares 10,000,000 and 3,000,000; Issued 4,946,888 and 2,566,581 at December 31, 2007 and 2006, respectively (Liquidation preference — $0 at December 31, 2007 and 2006)	495	257
Common stock, NovaRay Medical, Inc., $0.0001 par value Authorized shares — 110,000,000 and 30,000,000; Issued and outstanding shares — 9,767,853 and 6,931,713 at December 31, 2007 and 2006, respectively	1,269	693
Additional paid-in capital	17,103,668	1,654,440
Deficit accumulated during the development stage	(5,180,194)	(3,754,555)
Less: treasury stock, at cost, 413,000 and -0- shares outstanding at December 31, 2006 and 2005, respectively	(4,130)	(4,130)
Subscriptions receivable	—	(100,472)

Total stockholders’ equity (deficit)	11,921,106	(2,203,827)

Total liabilities and stockholders’ deficit	$12,818,067	$346,836

See accompanying auditors’ report and notes to consolidated financial statements.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months	Twelve Months	From Inception
	Ended	Ended	(June 7, 2005) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Operating expenses:
Research and development	$313,896	$19,987	$347,693
General and administrative	1,275,458	966,148	4,723,839
Total operating expenses	1,589,354	986,135	5,071,532
Operating loss	(1,589,354)	(986,135)	(5,071,532)
Miscellaneous income	—	80,000	80,000
Interest income	4,875	1,168	6,112
Interest expense	(293,253)	(245,568)	(646,865)
Gain on extinguishment of debt	452,091	—	452,091
Net loss	$(1,425,641)	$(1,150,535)	$(5,180,194)

Basic and diluted loss per share of common stock	(0.21)	(0.21)	(0.90)
Weighted average number of common shares outstanding used in basic and diluted loss per share	6,689,392	5,462,988	5,734,364

See accompanying auditors’ report and notes to consolidated financial statements.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)

							Additional
	Common Stock		Preferred Stock		Treasury Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

BALANCE — JUNE 7, 2005 (INCEPTION)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash in June 2005	5,050,713	505	—	—	—	—	39,315	—	—	39,820
Net loss	—	—	—	—	—	—	—	—	(2,604,020)	(2,604,020)

BALANCE — DECEMBER 31, 2005	5,050,713	505	—	—	—	—	39,315	—	(2,604,020)	(2,564,200)
Subscription for the purchase of common stock in October 2006	1,881,000	188	—	—	—	—	100,284	(100,472)	—	—
Purchase of treasury stock in October 2006	—	—	—	—	(1,239,000)	(4,130)	—	—	—	(4,130)
Issuance of Series A convertible preferred stock for cash at $0.60 per share, net of issuance costs of $24,910 in October 2006	—	—	650,001	65	—	—	365,025	—	—	365,090
Issuance of Series A convertible preferred stock in exchange for cancellation of debt at $0.60 per share in October 2006	—	—	1,916,580	192	—	—	1,149,756	—	—	1,149,948
Net loss	—	—	—	—	—	—	—	—	(1,150,535)	(1,150,535)

BALANCE — DECEMBER 31, 2006	6,931,713	$693	2,566,581	$257	(1,239,000)	$(4,130)	$1,654,380	$(100,472)	$(3,754,555)	$(2,203,827)
Payment of subscription receivable in November 2007	—	—	—	—	—	—	—	100,472	—	100,472
Common stock issued in exchange for services in December 2007	1,316,076	132	—	—	—	—	3,513,705	—	—	3,513,992
Conversion of Preferred shares to common	2,566,581	257	(2,566,581)	(257)	—	—	—	—	—	—
Issuance of warrants to purchase common stock in December 2007	—	—	—	—	—	—	1,956,413	—	—	1,955,795
Issuance of common stock for cash at $2.67 per share in December 2007	5,217	—	—	—	—	—	13,889	—	—	13,889
Issuance of shares for acquisition of Vision in a reverse merger transaction	187,266	187	—	—	—	—	(187)	—	—	—
Reclassification of treasury stock	(1,239,000)	—	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred shares in exchange for cash in December 2007, net of issuance costs of $98,000	—	—	3,745,319	374	—	—	9,901,876	—	—	9,902,250
Issuance of Series A convertible preferred in exchange for debt	—	—	1,201,569	120	—	—	63,592	—	—	63,712
Net loss	—	—	—	—	—	—	—	—	(1,425,641)	(1,425,641)

BALANCE DECEMBER 31, 2007	9,767,853	1,269	4,946,888	495	(1,239,000)	(4,130)	17,103,668	—	(5,180,196)	11,920,642

See accompanying auditors’ report and notes to consolidated financial statements

NOVARAY MEDICAL, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months	From Inception
	Ended	Ended	(June 7, 2005) to
	December 31,	December 31,	December 31,
	2007	2006	2007

Operating activities:
Net loss	$(1,425,641)	$(1,150,535)	$(5,180,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55,701	14,044	77,938
Interest expense capitalized as long term debt	—	104,605	156,641
Interest expense converted to preferred stock	—	60,864	60,864
Changes in operating assets and liabilities:
Miscellaneous receivables	(3,099)	(10,772)	(13,871)
Prepaid expenses	129,806	(146,753)	(16,947)
Accounts payable	487,913	78,233	566,146
Accrued liabilities	(162,908)	164,852	215,684

Net cash used in operating activities	(918,228)	(885,462)	(4,133,739)

Investing activities:
Property and equipment purchased, and property and equipment assigned by shareholders	(5,531)	—	(75,754)

Net cash used in investing activities	(5,531)	—	(75,754)

Financing activities:
Proceeds from subscriptions receivable	100,472		100,472
Proceeds from issuance of short term debt	—	625,000	1,742,805
Long-term debt assumed at inception in connection with the acquisition of intellectual property	—	—	1,283,473
Proceeds from sale of Series A convertible preferred stock	10,000,000	390,000	10,929,820
Issuance costs incurred in sale of Series A convertible preferred stock	(98,000)	(24,910)	(122,910)
Proceeds from sale of common stock	13,889	—	13,889
Purchase of treasury stock	—	(4,130)	(4,130)

Net cash provided by financing activities	10,016,361	985,960	13,943,419

Net increase in cash and cash equivalents	9,092,601	100,498	9,233,926
Cash and cash equivalents — beginning of period	141,325	40,827	—

Cash and cash equivalents — end of period	$9,233,926	$141,325	$9,233,926

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$26,696	$—	$—
Cash paid for taxes	$2,827	$—	$—
Supplemental Disclosure of Non-Cash Financing Activities
Convertible preferred stock issued in exchange for cancellation of debt	$2,771,955	$1,149,948	$3,921,903
Convertible preferred stock issued in exchange for cancellation of accrued interest on debt	$172,318	$60,864	$233,182
Interest expense capitalized as long term debt	$—	$104,605	$156,641

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

Deferred assets

Deferred assets consist of deferred consulting and interest costs attributable to the fair value of common stock warrants related to services and consulting being performed at the Company net of accumulated amortization.

The Company from time to time issues common stock or common stock warrants to acquire services or goods from non-employees. Common stock and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with EITF 96-18, the common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

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

In December 2007, FASB issued SFAS No. 160 (“SFAS 160”), Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which impacts the accounting for minority interest in the consolidated financial statements of filers. The statement requires the reclassification of minority interest to the equity section of the balance sheet and the results from operations attributed to minority interest to be included in net income. The related minority interest impact on earnings would then be disclosed in the summary of other comprehensive income. The statement is applicable for all fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this standard will require prospective treatment. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its results of operations and financial position. However, the adoption of SFAS 160 is not expected to have a material impact on the Company’s financial statements.

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

Approximately $2.8 million of the short and long term notes classified as notes payable and long term debt and $172,000 of interest payable were converted into 1,198,559 shares of our Series A Convertible Preferred Stock at

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.67 per share. Freestanding warrants to purchase 400,521 shares of common stock at $4.25 per share were also issued as part of this conversion. The warrants were valued at approximately $240,000 using the Black-Scholes Model with a $4.25 per share exercise price, five year expected term, 37.8% volatility, and a 3.6% risk free interest rate. No gain on extinguishment of debt was recorded for the $270,000 difference between the $520,000 net present value of the remaining interest payments of the extinguished notes and the $240,000 warrant valuation pursuant to the Black-Scholes method. The warrants are being amortized over the remaining 2.5 years of the converted notes.

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

5  Stockholders’ equity (deficit)

The Company has authorized capital of 110,000,000 shares, of which 100,000,000 are designated as common stock, par value $0.0001 per share (the “Common Stock”), and 10,000,000 shares are preferred stock, par value $0.0001 per share (the “Preferred Stock”), all of which are currently designated as our Series A Convertible Preferred Stock. The Company has outstanding 9,767,853 shares of Common Stock and 4,946,888 shares of Series A Convertible Preferred Stock, which are convertible at the current rate of one share of Series A Convertible

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred for one share of our Common Stock. Additionally, there are outstanding options or warrants to purchase, or securities convertible into, an aggregate of up to 4,350,782 shares of our Common Stock (exclusive of those shares of our Common Stock issuable on conversion of the 4,946,888 shares of outstanding Series A Convertible Preferred Stock or on the exercise and subsequent conversion of the warrant issued to Vision Opportunity Master Fund Ltd. (“Vision”) to purchase up to 2,309,468 shares of our Series A Convertible Preferred Stock at an exercise price of $4.33 per share (the “Series J-Warrant”). A holder of Series A-Warrants to purchase shares of our Common Stock at an exercise price of $4.25 per share may not exercise a Series A-Warrant if the number of shares of our Common Stock to be issued upon such exercise, when aggregated with all other shares of our Common Stock then owned by such holder and its affiliates, would result in such holder and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) in excess of 4.99% of the then issued and outstanding shares of our Common Stock (the “Series A Warrant Exercise Restriction”); provided, that a holder of a Series A-Warrant may, on not less than sixty-one (61) days notice to us (the “Series A WarrantWaiver Notice”), terminate the Series A-Warrant Exercise Restriction with regard to any or all shares of our Common Stock issuable upon exercise of a Series A-Warrant. If the Series A-Warrant Waiver Notice is provided during the sixty-one (61) day period prior to the expiration date of a Series A-Warrant, such Series A-Warrant Waiver Notice will not be effective until the expiration date of such Series A-Warrant. In addition, the warrant issued to Vision for the purchase up to 769,822 shares of our common stock at an exercise price of $6.91 per share, such number of shares equal to thirty-three and one-third percent (33 1/3%) of the total of the number of shares actually purchased pursuant to exercises of the Series J-Warrant (the “Series J-A Warrant”) and the warrant issued to TripleRing Technologies, Inc. for the purchase of up to 1,332,000 shares of common stock, may become exercisable. A holder of the Series J-A Warrant may not exercise the Series J-A Warrant if the number of shares of our Common Stock to be issued upon such exercise, when aggregated with all other shares of our Common Stock then owned by such holder and its affiliates, would result in such holder and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) in excess of 4.99% of the then issued and outstanding shares of our Common Stock (the “Series J-A Warrant Exercise Restriction”); provided, that a holder of the Series J-A Warrant may, on not less than sixty-one (61) days notice to us (the “Series J-A Warrant Waiver Notice”), terminate the Series J-A Warrant Exercise Restriction with regard to any or all shares of our Common Stock issuable upon exercise of the Series J-A Warrant. If the Series J-A Warrant Waiver Notice is provided during the sixty-one (61) day period prior to the expiration date of the Series J-A Warrant, such Series J-A Warrant Waiver Notice will not be effective until the expiration date of the Series J-A Warrant. Additionally, NovaRay, Inc. has issued to Fountainhead Capital and the Company has assumed, warrants to purchase up to 600,000 shares of the Company’s common stock at $4.25 per share in connection with the terms of a consulting agreement between Fountainhead and NovaRay, Inc.

75% of the Series A warrants are amortized over the warrant life of 5 years and the 25% of the warrants related to the debt to equity conversion are amortized over the 2.5 year remaining life of the converted notes payable and long term debt exchanged. The Series J, J-A, and consultant warrants are amortized over the expected term of the warrants. The Triple Ring warrants are amortized over the two year period between warrant issuance and expected delivery of performance commitments under the measurement criteria specified by EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service.” These warrants are freestanding and require settlement in shares as defined in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

The Company has valued the warrants utilizing the Black-Scholes Model and for the years ended December 31, 2007 and 2006, the amounts charged to operations were $40,000 and $0, respectively.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The calculation of warrants valuation utilizing the Black-Scholes Model by warrant group during the year ended December 31, 2007 consisted of:

	Number of	Exercise	Expected	Risk Free	Valuation
Warrant Group	Warrants	Price	Term in Years	Rate	Computation

Series A	1,648,960	$4.25	5	3.63%	$1,038,754
Series J-A	769,822	$6.91	1	4.25%	$3,249
Series J	2,309,468	$4.33	1	4.25%	$170,926
Consultants	600,000	$4.25	5	3.63%	$377,967
Triple Ring	1,320,000	$1.33	2	3.98%	$1,956,000

Preferred stock

At December 31, 2007 and 2006, convertible preferred stock of NovaRay Medical Inc. and NovaRay, Inc. consisted of:

	2007			2006
			Liquidation			Liquidation
	Authorized	Issued	Preference	Authorized	Issued	Preference

Series A (NovaRay Medical, Inc.)	10,000,000	4,946,888	$—	—	—	$—
Series A (NovaRay, Inc.)	—	—	—	1,000,000	855,527	$1,539,948

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

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the event of a reclassification, capital reorganization or other similar change in the outstanding shares of our Common Stock, our Series A Convertible Preferred Stock will become convertible into the kind and number of shares of stock or other securities or property (including cash) that the holders of our Series A Convertible Preferred Stock would have received if our Series A Convertible Preferred Stock had been converted into our Common Stock immediately prior to such reclassification, capital reorganization or other change. Upon our issuance of certain shares of our Common Stock at prices less than $2.67 per share, the conversion rate of the Series A Convertible Preferred is subject to upward adjustment on the basis of a broadly based weighted average so as to cause a share of outstanding Series A Convertible Preferred to be potentially convertible into more than one share of Common Stock. This weighted average formula takes into account the number of then outstanding shares and the relative dilution to such shares at the $2.67 value per share by the number of shares of Common Stock or common stock equivalents issued at the price below $2.67 per share.

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

Liquidation.  In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, the holders of shares of our Series A Convertible Preferred Stock then outstanding shall be entitled to receive, out of the assets of the Company available for Distribution to its stockholders, an amount per share of our Series A Convertible Preferred Stock equal to the amount distributable with respect to that number of

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of our Common Stock into which one share of our Series A Convertible Preferred Stock is then convertible, plus any accrued and unpaid dividends thereon (collectively, the “Series A Liquidation Preference Amount”) before any payment shall be made or any assets distributed to the holders of any other Junior Stock. If the assets of the Company are not sufficient to pay in full the Series A Liquidation Preference Amount payable to the holders of outstanding shares of our Series A Convertible Preferred Stock and the corresponding pari passu Distribution with respect to our Common Stock and any series of Preferred Stock or any other class of stock ranking pari passu, as to rights on liquidation, dissolution or winding up, with our Series A Convertible Preferred Stock and our Common Stock, then all of said assets will be distributed among the holders of our Series A Convertible Preferred Stock, our Common Stock and the other classes of stock ranking pari passu with our Series A Convertible Preferred Stock and our Common Stock, if any, ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation payment with respect to each outstanding fractional share of our Series A Convertible Preferred Stock shall be equal to a ratably proportionate amount of the liquidation payment with respect to each outstanding share of our Series A Convertible Preferred Stock. All payments for which this paragraph provides shall be in cash, property (valued at its fair market value as determined by an independent appraiser reasonably acceptable to the holders of a majority of our Series A Convertible Preferred Stock) or a combination thereof; provided, however, that no cash shall be paid to holders of Junior Stock unless each holder of the outstanding shares of our Series A Convertible Preferred Stock has been paid in cash the full Series A Liquidation Preference Amount to which such holder is entitled as provided herein. A consolidation or merger of the Company with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Company, or the effectuation by the Company of a transaction or series of related transactions in which more than 50% of the voting shares of the Company that are outstanding immediately prior to the consummation of such transaction or series of transactions is disposed of or conveyed, shall be deemed to be a liquidation, dissolution, or winding up within the meaning of this paragraph and no consolidation, merger, sale of assets or sale or disposition of the outstanding shares shall result which is inconsistent with this paragraph. The Company shall provide written notice of any, voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, stating a payment date and the place where the distributable amounts shall be payable, by mail, postage prepaid, no less than twenty (20) days prior to the payment date stated therein, to the holders of record of our Series A Convertible Preferred Stock at their respective addresses as the same shall appear on the books of the Company, which notice shall also state the amount per share of our Series A Convertible Preferred Stock that will be paid or distributed on such redemption or liquidation, dissolution or winding up, as the case may be.

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

The AIG Parties

Pursuant to the terms of the AIG Agreement (defined below), NovaRay repurchased an aggregate of 413,000 (pre-Merger share figure) shares of NovaRay common stock from the AIG Parties. These shares are subject to the AIG Repurchase Option (defined below). NovaRay entered into various secured loan agreements (the “AIG Notes”) in June 2005 with the AIG Parties. The aggregate amount of principal outstanding under these loan agreements is approximately $1,010,326.52, which includes compounded interest from the date of the issuance of such notes through November 15, 2007. In October 2006, NovaRay entered into an agreement (the “AIG Agreement”) with the AIG Parties that grants the AIG Parties the option to purchase up to 413,000 shares (pre- Merger share figure) of NovaRay common stock in the event that the AIG Notes have not been converted or fully repaid in accordance with the terms of the AIG Agreement by December 1, 2007, at a price per share of $0.01 (pre- Merger share price) (the “AIG Repurchase Option”). The AIG Agreement was subsequently amended by the Company and the AIG Parties by Amendment No. 2 to Agreement and extended the conversion option through January 2008.

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

Restricted Stock Purchase Agreement

NovaRay is a party to a restricted stock purchase agreement dated October 23, 2006 (the “Restricted Stock Purchase Agreement”), with Jack Price, president of the Company, whereby Mr. Price has purchased 214,000 shares pre-Merger share figure) of NovaRay common stock (the “Restricted Stock”). In accordance with the terms of the Restricted Stock Purchase Agreement, the Restricted Stock began vesting on November 1, 2006, and was 31% vested on December 31, 2007. From the date of November 1, 2007, the Restricted Stock shall vest in equal monthly installments over three years so long as Mr. Price continues to provide services to NovaRay. Upon an event constituting a change of control, the Restricted Stock will become fully vested. The purchase price and valuation of the restricted stock were based on market conditions, the value of the Company’s assets and its general financial position at the time of the restricted stock sale, and the price of recent sales of the Company’s securities.

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

On March 13, 2008, NovaRay, Inc., a wholly-owned subsidiary of NovaRay Medical, Inc., entered into a lease agreement (the “Lease”) with BRCP Stevenson Point, LLC, a Delaware limited liability company (the “Landlord”). The Lease provides for an area consisting of approximately 41,118 rentable square feet of space in part of a building located at 39655-39677 Eureka Drive, Newark, California. The term of the Lease is five (5) years and four (4) months (the “Term”) scheduled to commence on the date (“Commencement Date”) that is the later of (i) the date of Substantial Completion of the Landlord Work (as defined in the Lease), and (ii) Landlord’s delivery of the Premises (as defined in the Lease) to the Company, which is estimated to be April 1, 2008, and ending on the last day of the sixty-fourth (64th) full calendar month of the Term, which is estimated to be July 31, 2013, subject to Section 3.1 of the Lease. The guarantor under the Lease is Triple Ring Technologies, Inc. (“Triple Ring”). The Lease provides NovaRay, Inc. the right to assign or sublease all or a portion of the Premises to Triple Ring with not less than 10 days prior written notice to but without the prior consent of Landlord pursuant to the provisions set forth

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

therein. Marc C. Whyte, Chief Financial Officer, Chief Operating Officer and a member of the Board of Directors (the “Board”) of NovaRay, Inc., is the Chairman and a stockholder of Triple Ring. Edward G. Solomon, a member of the Board of the NovaRay, Inc., is a co-founder, stockholder, and a member of the Board of Triple Ring.

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

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 28, 2008, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. Except as otherwise indicated, the address of each of the persons in this table is c/o NovaRay Medical, Inc., 39655 Eureka Drive, Suite A, Newark, California 94560.

Each stockholder’s percentage ownership is based on 9,767,853 shares of our common stock outstanding as of March 28, 2008.

	Amount and Nature of Beneficial
	Ownership
		Notes Convertible
		and Options and
		Warrants
		Exercisable Within
Name of Beneficial Owner	Shares	60 Days	Percent of Class

Holders of More than 5%
Wheatley MedTech Partners, L.P.(1)	1,918,845		19.64%
80 Cuttermill Road, Suite 302 Great Neck, New York 11021
W Capital Partners II, L.P. (2)	1,101,000		11.27%
One East 52nd Street, 5th Floor New York, New York 10022
BioBridge LLC(3)	945,489		9.68%
15941 Overlook Drive Los Gatos, CA 95070
Fountainhead Capital Partners Limited(4)	1,203,732	600,000	17.40%
Portman House, Hue Street St. Helier, Jersey, Channel Islands JE4 5RP
Directors and Executive Officers
David Dantzker(5)	1,918,845		19.64%
Jack Price(6)	642,000		6.57%
Edward Solomon(7)	381,231		3.90%
Marc Whyte(8)	381,231		3.90%
Lynda Wijcik(9)	2,535,489		25.96%
George J. M. Hersbach(10)	458,670		4.70%
All executive officers and directors as a group (6 persons)	6,317,466		64.68%

(1)	Holdings consist of: (i) 1,918,845 shares of our common stock, (ii) a Series A Warrant to purchase 47,544 shares of our common stock at an exercise price of $4.25 per share, and (iii) 142,632 shares of our Series A Convertible Preferred Stock. David Dantzker, a voting member of Wheatley MedTech Partners LLC (the general partner of Wheatley MedTech Partners, L.P.) and a director of the Company, and each of Barry Rubenstein, Irwin Lieber, Barry Fingerhut, Jonathan Lieber, Seth Lieber and Nancy Casey, who are each voting members of Wheatley MedTech Partners LLC, has shared investment control and shared voting control over all of these securities. The Series A Warrant and Series A Convertible Preferred Stock referenced in this paragraph are subject to the Series A Warrant Exercise Restriction (as defined above in “Description of Securities.”) and the Conversion Restriction (as defined above in “Description of Securities.”).

(2)	Holdings consist of: (i) 1,101,000 shares of our common stock; (ii) Series A Warrants to purchase an aggregate of up to 147,647 shares of our common stock at an exercise price of $4.25 per share; and (iii) 442,944 shares of our Series A Convertible Preferred Stock. WCP GP II, L.P., the general partner of W Capital Partners II, L.P., may be deemed to beneficially own the securities described in this paragraph. WCP GP II, L.P. disclaims beneficial ownership of such securities. As the general partner of WCP GP I, L.P., WCP GP II, LLC may be deemed to beneficially own the securities described in this paragraph. WCP GP II, LLC disclaims beneficial ownership of such securities. David Wachter, Robert Migliorino and Stephen Westheimer, members of WCP GP II, LLC, each has shared voting and dispositive power with respect to the securities described in this paragraph. The Series A Warrants and Series A Convertible Preferred Stock referenced in this paragraph are subject to the Series A Warrant Exercise Restriction and the Conversion Restriction. W Capital Partners II, L.P. purchased these securities from AIG Horizon Partners Fund, L.P., AIG Horizon Side-By-Side Fund, L.P., AIG Private Equity Portfolio, L.P., AIU Insurance Company and Commerce and Industry Insurance Company on January 16, 2008.

(3)	Holdings consist of: (i) 945,489 shares of our common stock, (ii) a Series A Warrant to purchase 33,044 shares of our common stock at an exercise price of $4.25 per share, and (iii) 99,132 shares of our Series A Convertible Preferred Stock. Lynda Wijcik and Alex Barkas, controlling members of BioBridge LLC, exercises shared investment and voting control over all of these securities. The Series A Warrant and Series A Convertible Preferred Stock referenced in this paragraph are subject to the Series A Warrant Exercise Restriction and the Conversion Restriction.

(4)	Holdings consist of: (i) 1,203,732 shares of our common stock and (ii) a warrant to purchase 600,000 shares of our common stock at an exercise price of $4.25 per share. Carole Dodge and Giselle Le Mar, directors of Fountainhead Capital Partners Limited, exercise shared investment and voting control over all of these securities.

(5)	Holdings consist of the following securities held by Wheatley MedTech Partners, L.P.: (i) 1,918,845 shares of our common stock, (ii) a Series A Warrant to purchase 47,544 shares of our common stock at an exercise price of $4.25 per share, and (iii) 142,632 shares of our Series A Convertible Preferred Stock. David Dantzker, a voting member of Wheatley MedTech Partners LLC (the general partner of Wheatley MedTech Partners, L.P.) and a director of the Company, and each of Barry Rubenstein, Irwin Lieber, Barry Fingerhut, Jonathan Lieber, Seth Lieber and Nancy Casey, who are each voting members of Wheatley MedTech Partners LLC, exercises shared investment and voting control over all of these securities. The Series A Warrant and Series A Convertible Preferred Stock referenced in this paragraph are subject to the Series A Warrant Exercise Restriction and the Conversion Restriction.

(6)	Jack Price is a director, President and Chief Executive Officer of the Company. In accordance with the terms of a Restricted Stock Purchase Agreement dated October 23, 2006, these shares are subject to vesting, with 25% of such shares vesting on October 31, 2007, and the remaining shares vesting in equal monthly installments over three years so long as Mr. Price continues to provide services to NovaRay. Upon an event constituting a change of control, all of these shares will become fully vested.

(7)	Edward Solomon is a director, Chief Technical Officer and the Corporate Secretary of the Company.

(8)	Marc Whyte is a director, Chief Financial Officer and Chief Operating Officer of the Company.

(9)	Holdings consist of: (i) 945,489 shares of our common stock held by BioBridge LLC, (ii) 1,590,000 shares of our common stock held by Lynda Wijcik, (iii) a Series A Warrant to purchase 33,044 shares of our common stock held by BioBridge LLC at an exercise price of $4.25 per share, (iv) a Series A Warrant to purchase 40,646 shares of our common stock held by Lynda Wijcik at an exercise price of $4.25 per share, (v) 99,132 shares of our Series A Convertible Preferred Stock held by BioBridge LLC, and (vi) 121,939 shares of our Series A Convertible Preferred Stock held by Lynda Wijcik. Lynda Wijcik and Alex Barkas, controlling members of BioBridge LLC, exercises shared investment and voting control over all of the securities held by BioBridge LLC. The Series A Warrants and Series A Convertible Preferred Stock referenced in this paragraph are subject to the Series A Warrant Exercise Restriction and the Conversion Restriction.

(10)	Holdings consist of the following securities held by Heartstream Capital B.V.: (i) 458,670 shares of our common stock, (ii) Warrants to purchase 90,632 shares of our common stock at an exercise price of $4.25 per share, and (iii) 271,896 shares of our Series A Convertible Preferred Stock. George J.M. Hersbach, the President and Chief Executive Officer of Heartstream Capital B.V., and Rene V. Van Der Kwaak, Chief Commercial Officer of Heartstream Capital B.V., each exercises shared investment and voting control over all of these securities. The Series A Warrant and Series A Convertible Preferred Stock referenced in this paragraph are subject to the Series A Warrant Exercise Restriction and the Conversion Restriction.

Each of (i) Vision Opportunity Master Fund, Ltd. and (ii) Heartstream Capital B.V., owns shares of our Series A Convertible Preferred Stock and the Warrants, which, if fully converted and exercised, would result in the ownership of more than 5% of our outstanding common stock. However, the Series A Convertible Preferred Stock and the Warrants held by each of (i) Vision Opportunity Master Fund, Ltd. and (ii) Heartstream Capital B.V., are subject to the Series A Warrant Exercise Restriction, the Series J-A Warrant Exercise Restriction (as defined above in “Description of Securities”), and the Conversion Restriction.

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

The AIG Parties

Pursuant to the terms of the AIG Agreement (defined below), NovaRay repurchased an aggregate of 413,000 (pre-Merger share figure) shares of NovaRay common stock from the AIG Parties. These shares are subject to the AIG Repurchase Option (defined below). NovaRay entered into various secured loan agreements (the “AIG Notes”) in June 2005 with the AIG Parties. The aggregate amount of principal outstanding under these loan agreements is approximately $1,010,326.52, which includes compounded interest from the date of the issuance of such notes through November 15, 2007. In October 2006, NovaRay entered into an agreement (the “AIG Agreement”) with the AIG Parties that grants the AIG Parties the option to purchase up to 413,000 shares (pre-Merger share figure) of NovaRay common stock in the event that the AIG Notes have not been converted or fully repaid in accordance with the terms of the AIG Agreement by December 1, 2007, at a price per share of $0.01 (pre-Merger share price) (the “AIG Repurchase Option”).

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

Restricted Stock Purchase Agreement

NovaRay is a party to a restricted stock purchase agreement dated October 23, 2006 (the “Restricted Stock Purchase Agreement”), with Jack Price, president of the Company, whereby Mr. Price has purchased 214,000 shares (pre-Merger share figure) of NovaRay common stock (the “Restricted Stock”). In accordance with the terms of the Restricted Stock Purchase Agreement, the Restricted Stock began vesting on November 1, 2006, and was 31% vested on December 31, 2007. From the date of November 1, 2007, the Restricted Stock shall vest in equal monthly installments over three years so long as Mr. Price continues to provide services to NovaRay. Upon an event constituting a change of control, the Restricted Stock will become fully vested. The purchase price and valuation of the restricted stock were based on market conditions, the value of the Company’s assets and its general financial position at the time of the restricted stock sale, and the price of recent sales of the Company’s securities.

Item 13.	Exhibits.

Index to Exhibits

2.1		Agreement and Plan of Merger, dated December 26, 2007, by and among Vision Acquisition I, Inc., NovaRay, Inc. and Vision Acquisition Subsidiary, Inc.(1)
3.1		Certificate of Incorporation.(1)
3.2		Certificate of Amendment to the Certificate of Incorporation.(1)
3.3		Bylaws.(2)
3.4		Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the NovaRay Medical, Inc.(1)
10.1		Employment Agreement by and between NovaRay, Inc. and Jack Price dated December 19, 2007.(1)
10.2		Employment Agreement by and between NovaRay, Inc. and Marc Whyte dated December 19, 2007.(1)
10.3		Employment Agreement by and between NovaRay, Inc. and Edward Solomon dated December 19, 2007.(1)
10.4		Consulting Agreement by and between NovaRay, Inc. and Fountainhead Capital Partners Limited, dated October 2, 2007, as amended by Amendment No. 1 to Consulting Agreement.(1)
10	.5*	Professional Services Agreement by and between NovaRay, Inc. and Triple Ring Technologies, Inc., dated December 19, 2007.(1)

10.6		Agreement by and between NovaRay, Inc. and Rodman & Renshaw LLP, dated November 21, 2007.(1)
10.7		Consulting Agreement by and between NovaRay, Inc. and Heartstream Corporate Finance B.V., dated December 19, 2007.(1)
10.8		Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated December 27, 2007, by and among NovaRay Medical, Inc. and the purchasers identified therein.(1)
10.9		Series J Warrant to Purchase Shares of Series A Convertible Preferred Stock of NovaRay Medical, Inc.(1)
10.10		Series J-A Warrant to Purchase Shares of Common Stock of NovaRay Medical, Inc.(1)
10.11		Form of Series A Warrant to Purchase Shares of Common Stock of NovaRay Medical, Inc.(1)
10.12		Registration Rights Agreement dated December 27, 2007, by and among NovaRay Medical, Inc. and the purchasers identified therein(1).
10.13		Lock-Up Agreement dated December 27, 2007, by and among NovaRay Medical, Inc. and the Lock-Up Stockholders (as defined therein)(1).
10.14		AIG Lock-Up Agreement dated December 27, 2007, by and among NovaRay Medical, Inc. and the AIG Stockholders (as defined therein).(1)
10	.15*	Agreement by and between NovaRay, Inc. and NRCT LLC dated October 23, 2006.(1)
10.16		Amendment No. 2 to Agreement by and among NovaRay, Inc. and the AIG Parties (as defined therein) dated December 20, 2007.(1)
10.17		Conversion Agreement by and between NovaRay, Inc. and Lynda Wijcik dated December 20, 007.(1)
10.18		Conversion Agreement by and between NovaRay, Inc. and Wheatley MedTech Partners, L.P. dated December 20, 2007.(1)
10.19		Conversion Agreement by and between NovaRay, Inc. and Lloyd Investments, L.P. dated December 20, 2007.(1)
10.20		Conversion Agreement by and between NovaRay, Inc. and Heartstream Capital B.V. dated December 20, 2007.(1)
10.21		Conversion Agreement by and between NovaRay, Inc. and BioBridge LLC dated December 20, 2007.(1)
10.22		Conversion Agreement by and between NovaRay, Inc. and Arie Jacob Manintveld dated December 20, 2007.(1)
10.23		Lease Agreement by and between NovaRay, Inc. and Harbor Investment Partners dated July 1, 2005, as amended by First Amendment to Lease dated January 11, 2007.(1)
10.24		Lease Agreement by and between NovaRay, Inc. and BRCP Stevenson Point, LLC dated March 13, 2008.(4)
16.1		Letter dated February 13, 2008, from Gruber & Company, LLC.(3)
16.2		Letter dated February 13, 2008, from Paritz & Company, P.A.(3)
21.1		Subsidiaries of the Company.(1)
23.1		Letter from Paritz & Company, P.A.
24.1		Power of Attorney(5)
31.1		Certification of Jack E. Price, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2		Certification of Marc C. Whyte, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1		Certification of Jack E. Price, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Marc C. Whyte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same-numbered exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-SB (No. 000-52731) filed with the SEC on July 20, 2007.

(3)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2008.

(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2008.

(5)	Previously filed.

*	Confidential treatment has been requested for portions of this agreement. These portions have been omitted from the exhibit and submitted separately to the SEC.

Item 14.	Principal Accountant Fees and Services

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2008.

NOVARAY MEDICAL, INC.

By:	/s/ Jack E. Price
Jack E. Price
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/ Jack E. Price Jack E. Price		President, Chief Executive Officer and Director (Principal Executive Officer)	May 12, 2008

/s/ Marc C. Whyte Marc C. Whyte		Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	May 12, 2008

/s/ Lynda L. Wijcik* Lynda L. Wijcik		Chairman of the Board of Directors	May 12, 2008

/s/ Edward G. Solomon* Edward G. Solomon		Director	May 12, 2008

/s/ David Dantzker* David Dantzker		Director	May 12, 2008

/s/ George J.M. Hersbach* George J.M. Hersbach		Director	May 12, 2008

*By:	/s/ Marc C. Whyte Marc C. WhyteAttorney-in-fact

Date: May 12, 2008