Form 10-Q
period 2008-03-31
NovaRay Medical, Inc.
filed 2008-05-14
CIK 1383529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2008.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                    to                    .
Commission File Number 0-52731

NovaRay Medical, Inc.
(Exact name of registrant as specified in its charter)

Delaware	16-1778998

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

39655 Eureka Drive, Suite A,
Newark, California	94560

(Address of principal executive offices)	(zip code)
Registrant’s telephone number, including area code:
(510) 592-3000
1850 Embarcadero Road, Palo Alto, California 94303
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
As of May 12, 2008, there were 9,767,853 shares of common stock, par value $.0001 per share, outstanding.

NOVARAY MEDICAL, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NOVARAY MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$6,873,835	$9,233,926
Miscellaneous receivable	22,992	13,872
Prepaid expenses	225,172	16,947

Total current assets	124,199	9,264,745
Property and equipment, net	38,433	42,455

Other assets:
Deferred interest	1,469,955	1,584,336
Deferred consulting	1,704,614	1,926,531
Deposits and restricted assets	635,000	—

Total other assets	3,809,569	3,510,867

Total assets	$10,972,201	$12,818,066

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$772,707	$566,146
Accrued liabilities	330,019	205,503
Notes payable	95,312	125,312

Total current liabilities	1,198,039	896,961
Total liabilities	1,198,039	896,961

Stockholders’ equity (deficit):
Series A convertible preferred stock, NovaRay Medical, Inc., $0.0001 par value Authorized shares 10,000,000; Issued 4,946,888 at March 31, 2008 and December 31, 2007 (Liquidation preference -$0- at March 31, 2007)	$495	$495
Common stock, NovaRay Medical, Inc., $0.0001 par value Authorized shares - 110,000,000; Issued and outstanding shares - 9,767,853 at March 31, 2008 and December 31, 2007	1,269	1,269
Additional paid-in capital	17,103,665	17,103,668
Deficit accumulated during the development stage	(7,327,137)	(5,180,194)
Less: treasury stock, at cost, 1,239,999 shares outstanding at March 31, 2008 and December 31, 2007,	(4,130)	(4,130)

Total stockholders’ deficit	9,774,162	11,921,106

Total liabilities and stockholders’ deficit	$10,972,201	$12,818,066

See accompanying notes to condensed consolidated financial statements.

NOVARAY MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

			From
			Inception
	Three Months Ended March 31,		(June 7, 2005)
	March 31,	March 31,	to March 31,
	2008	2007	2008
Operating expenses:
Research and development	$1,275,593	$48,975	$1,623,286
General and administrative	773,183	267,686	5,495,022

Total operating expenses	2,048,777	316,661	7,118,308

Operating loss	(2,048,777)	(316,661)	(7,118,308)
Miscellaneous income	—	—	80,000
Interest income	19,209	1,245	25,321
Gain on extinguishment of debt	—	—	452,091
Interest expense	(117,376)	(53,633)	(764,241)

Net loss	$(2,146,943)	$(369,049)	$(7,325,137)
Basic and diluted loss per share of common stock	$(0.22)	$(0.05)	$(0.88)
Weighted average number of common shares outstanding used in basic and diluted loss per share	9,767,853	6,931,713	8,298,752

NOVARAY MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	Ended		From Inception
	March 31,	Ended	(June 7, 2005) to
	2008	March 31, 2007	March 31, 2008
Operating activities:
Net loss	$(2,146,943)	$(1,150,535)	$(7,327,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,022	14,044	41,960
Amortization of warrants in research and development	221,917	—	242,917
Amortization of warrants included in interest expense	114,381	—	133,381
Interest expense capitalized as long term debt	—	104,605	156,641
Interest expense converted to preferred stock	—	60,864	60,864

Changes in operating assets and liabilities
Miscellaneous receivables	(11,320)	(10,772)	(25,191)
Prepaid expenses	(208,225)	(146,753)	(225,172)
Accounts payable	206,561	78,233	772,707
Accrued liabilities	124,516	164,852	(340,200)

Net cash used in operating activities	(1,695,091)	(885,462)	(5,828,830)

Investing activities:

Property and equipment assigned by shareholders	—	—	(75,754)
Restricted cash for lease deposit	(135,000)	—	(135,000)
Security deposit with related party	(500,000)	—	(500,000)

Net cash used in investing activities	(635,000)	—	(710,754)

Financing activities:
Repayment of long-term debt	—	—	—
Proceeds from subscriptions receivable	—		100,472
Proceeds from issuance of short term debt	—	625,000	1,742,805
Long-term debt assumed at inception in connection with the acquisition of intellectual property	—	—	1,283,473
Proceeds from sale of Series A convertible preferred stock	—	390,000	10,429,820
Repayment of notes payable	(30,000)	—	(30,000)
Issuance costs incurred in sale of Series A convertible preferred stock	—	(24,910)	(122,910)
Proceeds from sale of common stock	—	—	13,889
Purchase of treasury stock	—	(4,130)	(4,130)
Net cash provided (used) by financing activities	(30,000)	985,960	13,913,419

Net increase (decrease) in cash and cash equivalents	(2,360,091)	100,498	6,873,835
Cash and cash equivalents—beginning of period	9,233,926	40,827	—

Cash and cash equivalents—end of period	$6,878,235	$141,325	$6,873,835

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—	$26,696
Cash paid for taxes	$—	$—	$2,827
Supplemental Disclosure of Non-Cash Financing Activities
Convertible preferred stock issued in exchange for cancellation of debt	$—	$—	$3,921,903
Convertible preferred stock issued in exchange for cancellation of accrued interest on debt	$—	$60,864	$233,182
Interest expense capitalized as long term debt	$—	$104,605	$156,641
See accompanying notes to condensed consolidated financial statements

NOVARAY MEDICAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)
1 Summary of Significant Accounting Policies
   Business description
     On October 6, 2006, Vision Acquisition I, Inc. was incorporated under the laws of the State of Delaware to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On December 26, 2007, Vision Acquisition I, Inc., a Delaware corporation (“Vision”), Vision Acquisition Subsidiary, Inc., a newly-formed wholly-owned subsidiary of Vision (“Merger Sub”), and NovaRay, Inc., a Delaware corporation (“NovaRay”) entered into a merger agreement (the “Merger Agreement”) whereby Merger Sub merged with and into NovaRay, with NovaRay remaining as the surviving corporation with the stockholders of NovaRay exchanging all of their stock in NovaRay for a total of 9,580,587 shares of common stock of NovaRay Medical, Inc., a Delaware corporation (the “Company”, “NovaRay Medical”, “we”, or “our”) (immediately prior to the closing of the Merger, Vision’s name was changed to NovaRay Medical, Inc.), constituting approximately 98.08% of the outstanding shares of common stock of NovaRay Medical (the “Merger”). Each such NovaRay stockholder received three (3) shares of NovaRay Medical’s common stock in exchange for one (1) share of NovaRay common stock. Upon completion of the Merger, we adopted NovaRay’s business plan. The combined company is named NovaRay Medical, Inc.
   Uses of estimates in the preparation of financial statements
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
   Research and development
     Research and development costs are expensed when incurred.
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
   Prepaid expenses
     This balance consists primarily of fees paid in advance, which will be expensed upon utilization in the current year.

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
   Fair values of financial instruments
     At March 31, 2008 and December 31, 2007, fair values of cash and cash equivalents, accounts payable and convertible promissory notes approximate their carrying amount due to the short period of time to maturity.
   Property and equipment
     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be three years. As of March 31, 2008 and December 31, 2007, the Company’s property and equipment consisted of the following:

	March 31,	December 31,
	2008	2007
Computer hardware, software, and equipment	$80,439	$80,439
Less: accumulated depreciation	(42,006)	(37,985)

Property and equipment, net	$38,433	$42,454

     During the three months ended March 31, 2008 and 2007, the Company recorded depreciation expense of $4,022 and $3,682, respectively.
   Loss per share
     Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share include the effects of the potential dilution of outstanding warrants, and convertible debt and preferred stock on the Company’s common stock, determined using the treasury stock method.
     Loss per share is as follows:

	Period ended March 31,
	2008	2007
Basic and Diluted:
Net loss available to common shareholders	$(2,146,943)	$(369,049)

Net loss per share available to common shareholders	$(0.22)	$(0.05)

Weighted average common shares outstanding	$9,767,853	$6,931,713

     For the years ended March 31, 2008 and 2007, potentially dilutive common shares under the warrant agreements, convertible debt and preferred stock of 11,607,138 and 1,307,444, respectively, were not included in the calculation of diluted loss per share as they were antidilutive.

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
     In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its results of operations and financial position.
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

2 Other Assets
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
     In accordance with EITF 96-18, our common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option-pricing model (“Black-Scholes Model”) on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.
     As of March 31, 2008 and December 31, 2007, the Company’s deferred assets consisted of the following:

	March 31,	December 31,
	2008	2007
Deferred interest for warrants issued	$1,469,955	$1,584,336
Deferred consulting for warrants issued to a related party	1,704,614	1,926,531

Total deferred assets	$3,174,569	$3,510,867

     During the three months ended March 31, 2008 and 2007, the Company recorded amortization expense for warrants as interest expense of $114,381 and $0, respectively. During the three months ended March 31, 2008 and 2007, the Company recorded amortization expense for warrants issued to a related party in December 2007 as research and development expenses of $221,917 and $0, respectively. (See Note 7, “Related party transactions — Triple Ring Technologies, Inc.”).
Deposits and restricted assets
     As of March 31, 2008 and December 31, 2007, the Company’s deposits and restricted assets consisted of the following:

	March 31,	December 31,
	2008	2007
Deposits to a related party	$500,000	$—
Restricted cash for a lease	135,000	—

Total deferred assets	$635,000	$—

     Deposits to a related party in the amount of $500,000 represent a long term deposit for services to be rendered by Triple Ring Technologies Inc. (“Triple Ring”) in accordance with the terms of the Professional Services Agreement (as defined below) between NovaRay and Triple Ring. (See Note 7, “Related party transactions — Triple Ring Technologies, Inc.”). Restricted cash in the amount of $135,000 represents restricted cash in the form of a certificate of deposit required by the landlord for the lease of the Company’s new headquarters facility.
3 Accounts payable and accrued liabilities
     As of March 31, 2008 and December 31, 2007, the Company’s accounts payable and accrued liability balances were as follows:

	March 31,	December 31,
	2008	2007
Accounts Payable	$772,707	$566,146
Accrued Liabilities	$330,019	$205,503
     Accounts payable as of March 31, 2008 and December 31, 2007 include payables to Triple Ring for services and supplies purchased under the Professional Services Agreement of $585,421 and $128,865 as of March 31, 2008 and December 31, 2007, respectively. (See Note 7, “Related party transactions — Triple Ring Technologies, Inc.”)
     Accrued liabilities as of March 31, 2008 and December 31, 2007 include liabilities to Triple Ring for accrued services and supplies purchased under the Professional Services Agreement with Triple Ring of $92,000 and $0, as of March 31, 2008 and December 31, 2007, respectively. (See Note 7, “Related party transactions — Triple Ring Technologies, Inc.”).
4 Notes payable
     NovaRay Medical assumed a series of promissory notes issued to stockholders and financial institutions in connection with the initial organization of NovaRay, Inc., in the aggregate amount of $728,921 for the purpose of developing intellectual property that will be utilized in the Company’s planned product. These notes bear interest at rates ranging from 9% to 12% annually, are secured by the assigned assets, and are payable upon demand of the holders. In October 2007, most of these notes were converted into NovaRay, Inc.’s Series A preferred shares. As of March 31, 2008 and December 31, 2007, the balance due under these notes was $95,223.
     On November 5, 2007, NovaRay issued a promissory note to its Chairman and director, Lynda Wijcik, in the principal amount of $30,000, at an interest rate of six percent (6%) per annum. The balance outstanding on this note was paid off in January 2008, following the close of the Financing (as defined below).
     Approximately $2.8 million of the short- and long-term notes classified as notes payable and long-term debt, and $172,000 of interest payable, were converted into 1,198,559 shares of our -Series A Convertible Preferred Stock at $2.67 per share. Freestanding warrants to purchase 400,521 shares of our common stock at $4.25 per share were also issued as part of this conversion. The warrants were valued at approximately $240,000 using the Black-Scholes Model with a $4.25 per share exercise price, five-year expected term, 37.8% volatility, and a 3.6% risk free interest rate. No gain on extinguishment of debt was recorded for the $270,000 difference between the $520,000 net present value of the remaining interest payments of the extinguished notes and the $240,000 warrant valuation pursuant to the Black-Scholes Model. The warrants are being amortized over the remaining 2.5 years of the converted notes.
5 Income taxes
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
     The Company has not incurred any income tax liabilities for the year ended December 31, 2007 and the quarter ended March 31, 2008.
6. Stockholders’ equity (deficit)
     The Company has authorized capital of 110,000,000 shares, of which 100,000,000 are designated as common stock, par value $0.0001 per share (the “Common Stock”), and 10,000,000 shares are preferred stock, par value $0.0001 per share (the “Preferred Stock”), all of which are currently designated as our Series A Convertible Preferred Stock. The Company has outstanding 9,767,853 shares of Common Stock and 4,946,888 shares of Series A Convertible Preferred Stock, which are convertible at the current rate of one share of Series A Convertible Preferred for one share of our Common Stock. Additionally, there are outstanding options or warrants to purchase, or securities convertible into, an aggregate of up to 4,350,782 shares of our Common Stock (exclusive of those shares of our Common Stock issuable on conversion of the 4,946,888 shares of outstanding Series A Convertible Preferred Stock or on the exercise and subsequent conversion of the warrant issued to Vision Opportunity Master Fund Ltd. (“Vision Opportunity”) to purchase up to 2,309,468 shares of our Series A Convertible Preferred Stock at an exercise price of $4.33 per share (the “Series J Warrant”). A holder of Series A Warrants (as defined below) to purchase shares of our Common Stock at an exercise price of $4.25 per share may not exercise a Series A Warrant if the number of shares of our Common Stock to be issued upon such exercise, when aggregated with all other shares of our Common Stock then owned by such holder and its affiliates, would result in such holder and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder) in excess of 4.99% of the then issued and outstanding shares of our Common Stock (the “Series A Warrant Exercise Restriction”); provided, that a holder of a Series A Warrant may, on not less than sixty-one (61) days notice to us (the “Series A Warrant Waiver Notice”), terminate the Series A Warrant Exercise Restriction with regard to any or all shares of our Common Stock issuable upon exercise of a Series A Warrant. If the Series A Warrant Waiver Notice is provided during the sixty-one (61) day period prior to the expiration date of a Series A Warrant, such Series A Warrant Waiver Notice will not be effective until the expiration date of such Series A Warrant. In addition, the warrant issued to Vision Opportunity for the purchase of up to 769,822 shares of our common stock at an exercise price of $6.91 per share, such number of shares equal to thirty-three and one-third percent (33 1/3%) of the total of the number of shares actually purchased pursuant to exercises of the Series J Warrant (the “Series J-A Warrant”) and the warrant issued to Triple Ring (See Note 7, “Related party transactions — Triple Ring Technologies, Inc. ) for the purchase of up to 1,332,000 shares of our Common Stock may become exercisable. A holder of the Series J-A Warrant may not exercise the Series J-A Warrant if the number of shares of our Common Stock to be issued upon such exercise, when aggregated with all other shares of our Common Stock then owned by such holder and its affiliates, would result in such holder and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) in excess of 4.99% of the then issued and outstanding shares of our Common Stock (the “Series J-A Warrant Exercise Restriction”); provided, that a holder of the Series J-A Warrant may, on not less than sixty-one (61) days notice to us (the “Series J-A Warrant Waiver Notice”), terminate the Series J-A Warrant Exercise Restriction with regard to any or all shares of our Common Stock issuable upon exercise of the Series J-A Warrant. If the Series J-A Warrant Waiver Notice is provided during the sixty-one (61) day period prior to the expiration date of the Series J-A Warrant, such Series J-A Warrant Waiver Notice will not be effective until the expiration date of the Series J-A Warrant. Additionally, NovaRay, Inc. has issued to Fountainhead Capital Partners Limited (“Fountainhead”), and the Company has assumed, warrants to purchase up to 600,000 shares of our Common Stock at $4.25 per share in connection with the terms of a consulting agreement between Fountainhead and NovaRay, Inc.
     75% of the Series A Warrants are amortized over the warrant life of 5 years and the 25% of such warrants related to the debt to equity conversion are amortized over the 2.5 year remaining life of the converted notes payable and long-term debt exchanged. The Series J, J-A, and consultant warrants are amortized over the expected term of the warrants. The Triple Ring warrants are amortized over the two-year period between warrant issuance and expected delivery of performance commitments under the measurement criteria specified by EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” These warrants are freestanding and require settlement in shares as defined in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”
     The Company has valued all warrants utilizing the Black-Scholes Model and for the quarter ended March 31, 2008 and December 31, 2007, the total amounts charged to research and development expense and interest expense were approximately $336,000 and $40,000, respectively.
     The calculation of warrants valuation utilizing the Black-Scholes Model by warrant group during the year ended December 31, 2007 consisted of:

Warrant	Number of	Exercise	Expected	Risk Free	Valuation
Group	Warrants	Price	Term in Years	Rate	Computation
Series A	1,648,960	$4.25	5	3.63%	$1,038,754
Series J-A	769,822	$6.91	1	4.25%	$3,249
Series J	2,309,468	$4.33	1	4.25%	$170,926
Consultants	600,000	$4.25	5	3.63%	$377,967
Triple Ring	1,320,000	$1.33	2	3.98%	$1,956,000
Series A Convertible Preferred Stock NovaRay Medical Inc.
     At March 31, 2008 and December 31, 2007, convertible preferred stock of NovaRay Medical Inc. consisted of the following:

	March 31, 2008			December 31 ,2007
			Liquidation			Liquidation
	Authorized	Issued	Preference	Authorized	Issued	Preference
Series A (NovaRay Medical, Inc.)	10,000,000	4,946,888	$—	10,000,000	4,946,888	$—

Common stock
     At March 31, 2008 and December 31, 2007, common stock of NovaRay Medical consisted of the following:

	March 31, 2008		December 31 ,2007
	Authorized	Issued	Authorized	Issued
Common Stock (NovaRay Medical, Inc.)	110,000,000	9,767,853	110,000,000	9,767,853
     In October 2006, NovaRay entered into a series of subscription agreements with a group of investors to purchase 413,000 shares of NovaRay’s common stock at prices ranging from $0.15 to $0.18 per share in exchange for issuing full recourse promissory notes to NovaRay. Under the terms of these full recourse promissory notes, interest accrues at 5% annually and is payable to NovaRay on each anniversary date of the notes. Repayment of principal plus accrued interest was made in December 2007.
Treasury stock
     In October 2006, NovaRay purchased 413,000 shares of its common stock from one of its investors at the original issue price of $0.01 per share.
7 Related party transactions
Triple Ring Technologies, Inc.
     NovaRay has entered into an agreement with Triple Ring to perform ongoing product development work, final assembly and test for the cardiac imaging system (the “Professional Services Agreement”). As partial consideration for these services, NovaRay issued a warrant to Triple Ring to purchase 1,332,000 shares of NovaRay common stock pursuant to a Warrant to Purchase Shares of NovaRay, Inc. dated as of December 19, 2007. The warrant will not be exercisable until the acceptance by NovaRay of the deliverables from Triple Ring in accordance with the terms of the Professional Services Agreement. The exercise price for the warrant is established based on the timing of the acceptance by NovaRay of such deliverables as set forth below:

Date of
Acceptance of
the	Exercise Price
Deliverables	per Share
On or prior to March 30, 2009	$0.06
On or after March 31, 2009 but on or prior to July 30, 2009	$0.15
On or after July 30, 2009 but on or prior to December 30, 2009	$1.33
On or after December 30, 2009 but on or prior to February 28, 2010	$2.67
     In the event the acceptance by NovaRay of the deliverables does not occur by February 28, 2010, the warrant shall terminate and not be exercisable.

     The following directors, officers and stockholders of the Company hold the following equity ownership interests in Triple Ring:

	NovaRay
	Medical	Triple Ring
Name	Affiliation	Ownership Interest
Marc Whyte	CFO, COO, Director, Stockholder	21.15%
Edward Solomon	CTO, Director	21.15%
Joseph Heanue	Stockholder	21.15%
Augustus Lowell	Stockholder	21.15%
Brian Wilfey	Stockholder	15.40%
Restricted Stock Purchase Agreement
     NovaRay is a party to a restricted stock purchase agreement dated October 23, 2006 (the “Restricted Stock Purchase Agreement”), with Jack Price, president of the Company, whereby Mr. Price has purchased 214,000 shares (pre-Merger share figure) of NovaRay common stock (the “Restricted Stock”). In accordance with the terms of the Restricted Stock Purchase Agreement, the Restricted Stock began vesting on November 1, 2006, and was 39% vested on December 31, 2007. From the date of November 1, 2007, the Restricted Stock shall vest in equal monthly installments over three years so long as Mr. Price continues to provide services to NovaRay. Upon an event constituting a change of control, the Restricted Stock will become fully vested. The purchase price and valuation of the restricted stock were based on market conditions, the value of the Company’s assets and its general financial position at the time of the restricted stock sale, and the price of recent sales of the Company’s securities.
8 Commitments and contingencies
     The Company was committed under an operating lease for office space which expired in January 2008 with a monthly rent of $15,629 plus certain operating costs. Rental expense approximated $110,000 and $68,000 for the quarter ended March 31, 2008 and March 31, 2007, respectively. The Company moved from this location to its new headquarters location in Newark, California on March 31, 2008, and discontinued the aforementioned operating lease.
     On March 13, 2008, NovaRay entered into a lease agreement (the “Lease”) with BRCP Stevenson Point, LLC, a Delaware limited liability company (the “Landlord”). The Lease provides for an area consisting of approximately 41,118 rentable square feet of space in part of a building located at 39655-39677 Eureka Drive, Newark, California. The term of the Lease is five (5) years and four (4) months (the “Term”), which commenced on April 1, 2008, and is scheduled to end on the last day of the sixty-fourth (64th) full calendar month of the Term, which is estimated to be July 31, 2013, subject to Section 3.1 of the Lease. The guarantor under the Lease is Triple Ring. The Lease provides NovaRay with the right to assign or sublease all or a portion of the premises subject to the Lease to Triple Ring with not less than 10 days prior written notice to, but without the prior consent of, the Landlord, pursuant to the provisions set forth therein. Marc C. Whyte, Chief Financial Officer, Chief Operating Officer and a member of the Board of Directors of NovaRay, is the Chairman and a stockholder of Triple Ring. Edward G. Solomon, a member of the Board of NovaRay, is a co-founder, stockholder, and a member of the Board of Directors of Triple Ring.
     The base rents associated with this lease for the five year term are outlined below. In addition to monthly base rent, NovaRay will pay an additional $.267 per square foot as the tenant’s share of monthly operating expenses which is approximately $11,000 per month.

	Monthly Rate	Monthly
Months of Term	Per Square Foot	Base Rent
Month 1 — Month 18	$0.85	$34,950.30
Month 19 — Month 30	$0.88	$36,183.84
Month 31 — Month 42	$0.90	$37,006.20
Month 43 — Month 54	$0.93	$38,239.74
Month 55 — Month 64	$0.96	$39,473.28
9 Subsequent Events
     None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Statements in this Quarterly Report on Form 10-Q may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These forward-looking statements include, without limitation, those statements contained in this Quarterly Report on Form 10-Q regarding our anticipated growth, our expectation to pay in 2008 incurred expenses for insurance, audit and consulting fees and interest expense, the effects of the adoption of accounting standards on our financial statements, our statement that development and manufacturing expenses are anticipated to increase in future years, our expectation that we will incur increased selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system, our expectation that our need for funds will increase from period to period as we increase the scope of our development, marketing, and manufacturing activities, our statement that we anticipate incurring expenses of approximately $6.0 million for the development and manufacturing startup and the marketing, sales, regulatory and general administrative expenses over the next nine months, our expectation with respect to future hiring by us, our expectation that we will expand our production facilities or establish alternate facilities, and our belief that the financial resources available to us, including our current working capital, will be sufficient to finance our planned operations and capital expenditures until the beginning of our second fiscal quarter of 2009. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those factors described under “Risk Factors,” in our Form 10-KSB for the year ended December 31, 2007, and other filings we filed with the Securities and Exchange Commission (the “SEC”), and those factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. In addition, such statements could be affected by risks and uncertainties related to unanticipated changes and effects to accounting standards to which we are subject, unanticipated costs related to development and manufacturing of our products, the failure by us to establish early placements of our product, the risk that our products will be found to be ineffective, or that the product, if effective, will be difficult to manufacture on a large scale, or will be uneconomical to market, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.
Overview
     The following Management Discussion is focused on the current and historical operations of NovaRay, and excludes the prior operations of Vision Acquisition I, Inc.
     We were incorporated in June 2005, and shortly thereafter the assets (along with the related underlying debt) of NexRay, Inc. (“NexRay”) were contributed to NovaRay in connection with the foreclosure proceedings by certain lenders of NexRay that are currently investors in us. We have incurred ongoing losses totaling approximately $7.3 million from operations since our date of inception (June 7, 2005) through March 31, 2008. To date, substantially all of our expenditures have been related to administration, continuing intellectual property maintenance, and support of the cardiac catheterization imaging system technology. Development and manufacturing expenses are anticipated to increase in future years for personnel and equipment cost required for the product introduction and the start-up of our manufacturing efforts. We expect to incur increased selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system.

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
     In accordance with EITF 96-18, the common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes Model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.
Fair Values of Financial Instruments
     At March 31, 2008, fair values of cash and cash equivalents, and accounts payable, approximate their carrying amount due to the short period of time to maturity.

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
Research and Development
     Research and development expenses are expensed when incurred.
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
Results of Operations
     Research and Development
     Research and development expenses are primarily attributable to Triple Ring performing research and development activities for NovaRay Medical and the amortization of warrant costs pursuant to a Warrant to Purchase Shares of NovaRay, Inc. dated as of December 19, 2007, exercisable for 1,332,000 shares of our common stock. Research and development costs increased approximately $1,227,000, or 2,504%, from $48,975 during the three months ended March 31, 2007, to $1.3 million during the three months ended March 31, 2008, due to increased use of the services of Triple Ring to accelerate the research and development a NovaRay Medical product. Approximately $1,053,000 was spent on development projects with Triple Ring during the quarter ended March 31, 2008 as compared with approximately $49,000 during the quarter ended March 31, 2007. Warrant amortization was approximately $221,000 for the three months ended March 31, 2008. There were no warrant amortization costs in 2007. See “Part I — Financial Information — Item 1. Financial Statements — Footnote 7. Related party transactions.”
     General and Administrative
     General and Administrative expenses increased approximately $527,000, or 197%, from $267,686 during the three months ended March 31, 2007, to $773,183 during the three months ended March 31, 2008, due to increased expenses of approximately $254,000 for payroll and payroll-related expenses, $102,000 for professional fees for legal, audit, and tax services, $48,000 for executive and financial consulting services, $45,000 for rent, and $39,000 for the costs of moving to our new headquarters facility. Fees paid to Triple Ring for executive consulting services during the three months ended March 31, 2007 were approximately $133,000 and there were no executive consulting fees paid to Triple Ring during the three months ended March 31, 2008.

     Interest Expense
     Interest expense increased approximately $64,000, or 119%, from $53,633 during the three months ended March 31, 2007, to $117,376 during the three months ended December 31, 2008, due to the additional interest expense associated with the issuance of warrants to consultants and advisors.
Liquidity and Capital Resources
     Our need for funds may increase from period to period as we increase the scope of our development, marketing, and manufacturing activities. From inception through March 31, 2008, we have funded this need with approximately $15 million, which we obtained through private placements of equity securities and issuances of short- and long-term debt instruments.
     On December 27, 2007, we received gross proceeds in excess of $10 million pursuant to the Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated as of December 27, 2007 (the “Purchase Agreement”), by and among the Company and certain investors, pursuant to which such investors invested an aggregate of approximately $12.9 million, including in excess of $10 million in cash, to purchase an aggregate of (i) 4,946,888 shares of our Series A Convertible Preferred Stock each being initially convertible into 1 share of our common stock, (ii) Series A Warrants to purchase 1,648,960 shares of our common stock at an exercise price of $4.25 per share (“Series A Warrants”), (iii) a Series J Warrant issued to Vision Opportunity to purchase 2,309,469 shares of our Series A Convertible Preferred Stock at an exercise price of $4.33 per share, and (iv) the Series J-A Warrant issued to Vision Opportunity to purchase up to 769,822 shares of our common stock at an exercise price of $6.91 per share, such number of shares equal to thirty-three and one-third percent (33 1/3%) of the total of the number of shares actually purchased pursuant to exercises of the Series J Warrant (the Series A Warrants, the Series J Warrant, and the Series J-A Warrant, collectively the “Warrants” and each a “Warrant”) (the “Financing”).
     As of March 31, 2008, our principal source of liquidity included cash and short-term investments of approximately $6,874,000.
     We plan to finance our capital needs principally from the net proceeds of the sale of our common and preferred stock and our existing capital resources. Our working capital and capital requirements will depend on numerous factors, including the level of resources that we devote to the development, clinical, regulatory, and marketing aspects of our product. We anticipate incurring expenses of approximately $6.0 million for the development and manufacturing startup and the marketing, sales, regulatory and general administrative expenses over the next nine months. This includes hiring 7 new employees. As we expand from the development stage, we expect to expand our production facilities or establish alternate facilities and to hire additional marketing, and sales personnel. We believe that the financial resources available, including our current working capital, will be sufficient to finance our planned operations and capital expenditures until the beginning of our second fiscal quarter of 2009. We further believe that the level of financial resources available to us is an important competitive factor and, accordingly, we may seek to raise additional capital through public or private equity or debt financing(s) in the future. Failure to raise such capital may adversely affect our operations and prospects.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Not Applicable.

Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating such disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Based on the review of our disclosure controls and procedures as they relate to the Company’s operations as of the end of our fiscal quarter ended March 31, 2008, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.
     As of March 31, 2008, we are in the process of finding qualified candidates to serve as Audit Committee members and developing procedures and processes to support the disclosure controls and procedures that may be necessary to support the anticipated growth of the Company in its new headquarters location.
Changes in Internal Controls.
     There have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — Other Information
Item 1. Legal Proceedings.
     We are not currently a party to any legal proceedings. From time to time, we may be involved in legal proceedings and claims arising out of the ordinary course of business.
Item 1A. Risk Factors.
     There have been no material changes in our risk factors from those described in the section titled “Risk Factors” in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

Item 5. Other Information.
     None.
Item 6. Exhibits.
Index to Exhibits
2.1	Agreement and Plan of Merger, dated December 26, 2007, by and among Vision Acquisition I, Inc., NovaRay, Inc. and Vision Acquisition Subsidiary, Inc.(1)

3.1	Complete Copy of the Certificate of Incorporation, as amended.

3.2	Bylaws.(2)

3.3	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the NovaRay Medical, Inc.(3)

10.1	Lease Agreement by and between NovaRay, Inc. and BRCP Stevenson Point, LLC dated March 13, 2008.(4)

31.1	Certification of Jack E. Price, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Marc C. Whyte, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Jack E. Price, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Marc C. Whyte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-SB (No. 000-52731) filed with the SEC on July 20, 2007.

(3)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2008.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2008.

NOVARAY MEDICAL, INC.
By:	/s/ Jack E. Price
Jack E. Price
President and Chief Executive Officer

By:	/s/ Marc C. Whyte
Marc C. Whyte
Chief Financial Officer and Chief Operating Officer