Form 10KSB/A
period 2007-10-01
NovaRay Medical, Inc.
filed 2008-06-24
CIK 1383529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 2

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

Transitional Small Business Disclosure Format (check one):  Yes ☐     No  ☑

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, originally filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2008, in response to comments received from the SEC in connection with its review of our registration statement on Form S-1 (File No. 333-149917). We had filed Amendment No. 1 to our Annual Report on Form 10-KSB with the SEC on May 12, 2008.

This Amendment No. 2 revises, among other things, the following items with respect to the section of our Annual Report titled “Item 7 — Financial Statements”:

•	Condensed Consolidated Balance Sheet: This Amendment No. 2 amends and restates our Condensed Consolidated Balance Sheet at and as of December 31, 2007. The cumulative effects of such amendment and restatement on our Condensed Consolidated Balance Sheet at and as of December 31, 2007, consist of total assets (and total liabilities and stockholders’ deficit) being reduced by $3,510,867, from $12,818,067 (as reflected in Amendment No. 1 to our Annual Report) to $9,307,200.

•	Condensed Consolidated Statements of Operations: This Amendment No. 2 amends and restates our Condensed Consolidated Statement of Operations for the twelve months ended December 31, 2007 and for the period from our inception (June 7, 2005) to December 31, 2007. The cumulative effects of such amendment and restatement consist of net loss for the twelve-month period ended December 31, 2007 being reduced by $276,076, from $1,425,641 (as reflected in Amendment No. 1 to our Annual Report) to $1,149,565. Such amendment and restatement did not have any significant effect on net loss for the period from our inception (June 7, 2005) to December 31, 2007.

•	Statement of Consolidated Stockholders’ Equity (Deficit): This Amendment No. 2 amends and restates our Statement of Consolidated Stockholders’ Equity (Deficit) as of December 31, 2007. The cumulative effects of such amendment and restatement consist of the balance as of December 31, 2007 being reduced by $3,510,405, from $11,920,642 (as reflected in Amendment No. 1 to our Annual Report), to $8,410,237.

•	Condensed Consolidated Statements of Cash Flow: This Amendment No. 2 amends and restates our Condensed Consolidated Statements of Cash Flow for the twelve-month period ended December 31, 2007 and for the period from our inception (June 7, 2005) to December 31, 2007. Such amendment and restatement did not have any effect on cash and cash equivalents at the end of the twelve-month period ended December 31, 2007 and at the end of the period from our inception (June 7, 2005) to December 31, 2007.

•	Notes to the Consolidated Financial Statements: The Notes to the Consolidated Financial Statements have been amended to reflect the aforementioned changes, including the addition of a table in Note 2 describing the adjustments set forth above.

This Amendment No. 2 does not reflect events occurring after the filing of the Annual Report as originally filed, or modify or update those disclosures affected by subsequent events. This Amendment No. 2 includes currently dated certifications pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

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

Business of NovaRay

NovaRay is our wholly-owned subsidiary and a Delaware corporation based in Newark, California. In June 2005, NovaRay acquired substantially all the assets, including intellectual property, of NexRay, Inc., a privately held developer of digital x-ray technology for medical imaging, through the purchase of such assets in NexRay’s then pending Chapter 11 bankruptcy proceeding. The technology enables real-time, low-dose tomographic imaging for a variety of clinical applications. NexRay developed much of NovaRay’s current cardiac imaging system. From NexRay’s inception in May 1992 through June 2005, NexRay raised approximately $80 million, principally through the issuance of preferred stock and loans from various investors. See “Certain Relationships and Related Transactions, and Director Independence.”

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

We have incurred net losses since inception and expect to continue to operate at a loss for the foreseeable future. As of December 31, 2007, we had an accumulated deficit of approximately $4.9 million. Neither the Company nor NovaRay has been profitable, and we may never achieve or sustain profitability. Neither the Company nor NovaRay has achieved any revenue to date. If our revenues grow more slowly than anticipated or fail to grow or if operating expenses exceed our expectations, our ability to achieve profitability will be adversely affected. Our future operating results are likely to fluctuate substantially from period to period and will depend upon numerous factors, many of which are outside of our control. Such factors include, but are not limited to:

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

We were incorporated in June 2005, and shortly thereafter the assets along with the related underlying debt of NexRay were contributed to NovaRay in connection with the foreclosure proceedings by certain lenders of NexRay that are currently investors in NovaRay. See “Certain Relationships and Related Transactions and Director Independence — NexRay Transaction.” We have incurred ongoing losses totaling approximately $4.9 million from operations since our date of inception (June 7, 2005) through December 31, 2007. To date, substantially all of our expenditures have been related to administration, continuing intellectual property maintenance, and support of the cardiac catheterization imaging system technology. Development and manufacturing expenses are anticipated to increase in future years for personnel and equipment cost required for the product introduction and the start-up of our manufacturing efforts. We expect to incur selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system.

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

Common stock warrants

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

In accordance with EITF 96-18, the common stock warrants are valued using the Black-Scholes option-pricing model (“Black-Scholes Model”) on the basis of the market price of the underlying common stock on the “valuation date”, which for warrants related to contracts that have substantial disincentives to non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes Model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Results of Operations

Research and Development

Research and development expenses are primarily attributable to external consultants performing research and development and development activities for NovaRay Medical. Research and development costs increased approximately $294,000, or 1471% from $19,987 during the 12 months ended December 31, 2006 to $313,896 during the 12 months ended December 31, 2007 due to increased use of the services of Triple Ring to perform research, and development for NovaRay Medical. See “Transactions With Related Persons, Promoters and Certain Control Persons.”

General and Administrative

General and Administrative expenses increased approximately $309,000, or 32%, from $996,150 during the 12 months ended December 31, 2006 to $1,275,458 during the 12 months ended December 31, 2007 due to increased expenses of approximately $160,000 for executive and financial consulting services, $65,000 for rent, $45,000 for director and officer liability insurance, and $35,000 for audit, legal and printing costs.

Other Income (Expense)

Other Income increased 800% from ($164,000) to $720,714 due to two separate gains on extinguishment of debt.

The gain from extinguishment of debt of $452,000 for the year ended December 31, 2007 resulted from the repurchase of NovaRay Medical notes payable from a noteholder with a principal amount of $325,000 and interest payable of $137,000 in exchange for a cash payment of $10,000. The second gain on extinguishment of debt was due to the conversion of interest bearing debt and convertible preferred stock resulting in an additional $268,623 of gains on debt extinguishment. There were no extinguishments of debt for the year ended December 31, 2006.

Miscellaneous income for the year ended December 31, 2006 resulted from a one time gain of $80,000 as a result of selling an internet name we had registered to a third party. There was no miscellaneous income for the year ended December 31, 2007.

Interest Expense

Interest expense increased approximately $40,000, or 16%, from $245,565 during the 12 months ended December 31, 2006 to $293,252 during the 12 months ended December 31, 2007 due to the additional interest expense associated with increased borrowings in 2007.

Interest Income

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

Item 7.  Financial Statements

NOVARAY MEDICAL, INC.
(A development stage company)

Paritz & Company, P.A.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
WITH
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

YEARS ENDED DECEMBER 31, 2007 AND 2006, AND
THE PERIOD FROM INCEPTION (JUNE 7, 2005) TO DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NovaRay Medical, Inc.
(a Development Stage Company)
Newark, California

We have audited the accompanying balance sheets of NovaRay Medical, Inc. (a development stage company) as of December 31, 2007 and 2006 and the related statements of operations and accumulated deficit, changes in stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from inception (June 7, 2005) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NovaRay Medical, Inc. (a development stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended then ended and for the period from inception (June 7, 2005) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, “Restatement of Financial Statements”, the Company has restated previously issued financial statements as of December 31, 2007 and 2006 and for the years then ended.

/s/  Paritz & Company, P.A.
Paritz & Company, P.A.

Hackensack, New Jersey
March 22, 2008, except for the restatement discussed in Note 2 to the financial statements as to which the date is June 11, 2008.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$9,233,926	$141,325
Miscellaneous receivable	13,872	10,772
Prepaid expenses	16,947	146,753

Total current assets	9,264,745	298,850
Property and equipment, net	42,455	47,986

Total assets	$9,307,200	$346,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$566,146	$78,233
Accrued liabilities	205,505	378,595
Notes payable	125,312	728,921

Total current liabilities	896,963	1,185,749
Long term debt	—	1,364,914

Total liabilities	896,963	2,550,663

Stockholders’ equity (deficit):
Series A convertible preferred stock, NovaRay Medical, Inc., $0.0001 par value Authorized shares 10,000,000 and 3,000,000; Issued 4,946,888 and 2,566,581 at December 31, 2007 and 2006, respectively (Liquidation preference — $0 at December 31, 2007 and 2006)	495	257
Common stock, NovaRay Medical, Inc., $0.0001 par value Authorized shares — 110,000,000 and 30,000,000; Issued and outstanding shares — 9,767,853 and 6,931,713 at December 31, 2007 and 2006, respectively	1,269	693
Additional paid-in capital	13,316,723	1,654,440
Deficit accumulated during the development stage	(4,904,120)	(3,754,555)
Less: treasury stock, at cost, 413,000 and -0- shares outstanding at December 31, 2006 and 2005, respectively	(4,130)	(4,130)
Subscriptions receivable	—	(100,472)

Total stockholders’ equity (deficit)	8,410,237	(2,203,827)

Total liabilities and stockholders’ equity (deficit)	$9,307,200	$346,836

See accompanying auditors’ report and notes to consolidated financial statements.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months	Twelve Months	From Inception
	Ended	Ended	(June 7, 2005) to
	December 31,	December 31,	December 31,
	2007	2006	2007
	(Restated)		(Restated)

Operating expenses:
Research and development	$313,896	$19,987	$347,693
General and administrative	1,275,458	966,148	4,723,839
Total operating expenses	1,589,354	986,135	5,071,532
Operating loss	(1,589,354)	(986,135)	(5,071,532)
Miscellaneous income	—	80,000	80,000
Interest income	4,875	1,168	6,112
Interest expense	(285,800)	(245,568)	(646,865)
Gain on extinguishment of debt	720,714	—	452,091
Net loss	$(1,149,565)	$(1,150,535)	$(5,180,195)
Basic and diluted loss per share of common stock	(0.17)	(0.21)	(0.90)
Weighted average number of common shares outstanding used in basic and diluted loss per share	6,689,392	5,462,988	5,734,364

See accompanying auditors’ report and notes to consolidated financial statements.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)
(Restated)

							Additional
	Common Stock		Preferred Stock		Treasury Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

BALANCE — JUNE 7, 2005 (INCEPTION)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash in June 2005	5,050,713	505	—	—	—	—	39,315	—	—	39,820
Net loss	—	—	—	—	—	—	—	—	(2,604,020)	(2,604,020)

BALANCE — DECEMBER 31, 2005	5,050,713	505	—	—	—	—	39,315	—	(2,604,020)	(2,564,200)
Subscription for the purchase of common stock in October 2006	1,881,000	188	—	—	—	—	100,284	(100,472)	—	—
Purchase of treasury stock in October 2006	—	—	—	—	(1,239,000)	(4,130)	—	—	—	(4,130)
Issuance of Series A convertible preferred stock for cash at $0.60 per share, net of issuance costs of $24,910 in October 2006	—	—	650,001	65	—	—	365,025	—	—	365,090
Issuance of Series A convertible preferred stock in exchange for cancellation of debt at $0.60 per share in October 2006	—	—	1,916,580	192	—	—	1,149,756	—	—	1,149,948
Net loss	—	—	—	—	—	—	—	—	(1,150,535)	(1,150,535)

BALANCE — DECEMBER 31, 2006	6,931,713	$693	2,566,581	$257	(1,239,000)	$(4,130)	$1,654,380	$(100,472)	$(3,754,555)	$(2,203,827)
Payment of subscription receivable in November 2007	—	—	—	—	—	—	—	100,472	—	100,472
Common stock issued in exchange for services in December 2007	1,316,076	132	—	—	—	—	1,683,110	—	—	1,683,242
Conversion of Preferred shares to common	2,566,581	257	(2,566,581)	(257)	—	—	—	—	—	—
Issuance of common stock for cash at $2.67 per share in December 2007	5,217	—	—	—	—	—	13,889	—	—	13,889
Issuance of shares for acquisition of Vision in a reverse merger transaction	187,266	187	—	—	—	—	(187)	—	—	—
Reclassification of treasury stock	(1,239,000)	—	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred shares in exchange for cash in December 2007, net of issuance costs of $98,000	—	—	3,745,319	374	—	—	9,901,876	—	—	9,902,250
Issuance of Series A convertible preferred in exchange for debt	—	—	1,201,569	120	—	—	63,655	—	—	63,775
Net loss	—	—	—	—	—	—	—	—	(1,149,565)	(1,149,565)

BALANCE DECEMBER 31, 2007	9,767,853	$1,269	4,946,888	$495	(1,239,000)	$(4,130)	$13,316,723	—	$(4,904,120)	$8,410,237

See accompanying auditors’ report and notes to consolidated financial statements

NOVARAY MEDICAL, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months	From Inception
	Ended	Ended	(June 7, 2005) to
	December 31,	December 31,	December 31,
	2007	2006	2007
	(Restated)		(Restated)

Operating activities:
Net loss	$(1,149,565)	$(1,150,535)	$(5,180,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,701	14,044	80,666
Gain on conversion of preferred shares	(268,623)	—	(268,623)
Interest expense capitalized as long term debt	—	104,605	156,641
Interest expense converted to preferred stock	—	60,864	60,864
Changes in operating assets and liabilities:
Miscellaneous receivables	(3,099)	(10,772)	(13,871)
Prepaid expenses	129,806	(146,753)	(16,947)
Accounts payable	487,913	78,233	566,146
Accrued liabilities	173,092	164,852	212,957

Net cash used in operating activities	(918,228)	(885,462)	(4,133,739)

Investing activities:
Property and equipment purchased, and property and equipment assigned by shareholders	(5,531)	—	(75,754)

Net cash used in investing activities	(5,531)	—	(75,754)

Financing activities:
Proceeds from subscriptions receivable	100,472	—	100,472
Proceeds from issuance of short term debt	—	625,000	1,742,805
Long-term debt assumed at inception in connection with the acquisition of intellectual property	—	—	1,283,473
Proceeds from sale of Series A convertible preferred stock	10,000,000	390,000	10,429,820
Issuance costs incurred in sale of Series A convertible preferred stock	(98,000)	(24,910)	(122,910)
Proceeds from sale of common stock	13,889	—	13,889
Purchase of treasury stock	—	(4,130)	(4,130)

Net cash provided by financing activities	10,016,361	985,960	13,443,419

Net increase in cash and cash equivalents	9,092,601	100,498	9,233,926
Cash and cash equivalents — beginning of period	141,325	40,827	—

Cash and cash equivalents — end of period	$9,233,926	$141,325	$9,233,926

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$26,696	$—	$—
Cash paid for taxes	$2,827	$—	$—
Supplemental Disclosure of Non-Cash Financing Activities
Convertible preferred stock issued in exchange for cancellation of debt	$2,771,955	$1,149,948	$3,921,903
Convertible preferred stock issued in exchange for cancellation of accrued interest on debt	$172,318	$60,864	$233,182
Interest expense capitalized as long term debt	$—	$104,605	$156,641

See accompanying auditors’ report and notes to consolidated financial statements

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

1  Summary of Significant Accounting Policies

Business description

On October 6, 2006, Vision Acquisition I, Inc. was incorporated under the laws of the State of Delaware to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On December 26, 2007, Vision Acquisition I, Inc., a Delaware corporation (“Vision Acquisition”), Vision Acquisition Subsidiary, Inc., a newly-formed wholly-owned subsidiary of Vision Acquisition (“Merger Sub”), and NovaRay, Inc., a Delaware corporation (“NovaRay”) entered into a merger agreement (the “Merger Agreement”) whereby Merger Sub merged with and into NovaRay, with NovaRay remaining as the surviving corporation with the stockholders of NovaRay exchanging all of their stock in NovaRay for a total of 9,580,587 shares of common stock of NovaRay Medical, Inc., a Delaware corporation (the “Company”, “NovaRay Medical”, “we”, or “our”) (immediately prior to the closing of the Merger, Vision Acquisition’s name was changed to NovaRay Medical, Inc.), constituting approximately 98.08% of the outstanding shares of common stock of NovaRay Medical (the “Merger”). Each such NovaRay stockholder received three (3) shares of NovaRay Medical’s common stock in exchange for each one (1) share of NovaRay common stock. Upon completion of the Merger, we adopted NovaRay’s business plan. The combined company is named NovaRay Medical, Inc.

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

Common stock warrants

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

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2  Restatement of Financial Statements

The financial data as of December 31, 2007 and for the year then ended as presented in the accompanying financial statements have been restated and corrected for errors relating to the following:

The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously reported balance sheet as of December 31, 2007:

RECONCILIATION OF BALANCE SHEET

	As Reported	Adjustments		Restated

ASSETS:
Current assets:
Cash and cash equivalents	$9,233,926	—		$9,233,926
Miscellaneous receivables	13,872	—		13,872
Prepaid expenses	16,947	—		16,947

Total current assets	9,264,745	—		9,264,745
Property and equipment, net	42,454	1	(1)	42,455
Other assets		—
Deferred interest	1,584,336	(1,584,336	)(2)	—
Deferred consulting	1,926,531	(1,926,531	)(3)	—

Total other assets	3,510,867	(3,510,867)		—

Total Assets	$12,818,066	$(3,510,866)		$9,307,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$566,146	—		566,146
Accrued liabilities	205,503	2	(1)	205,505
Notes payable	125,312	—		125,312

Total current liabilities	896,961	2		896,963

Stockholders’ equity (deficit):
Series A convertible preferred NovaRay Medical Inc.	495	—		495
Series A convertible preferred NovaRay Inc.	—
Common stock, Novaray Medical Inc.	977	292		1,269
Common stock, Novaray Inc.	—
Additional paid in capital	17,103,957	(3,787,237	)(1),(2)	13,316,720
Accumulated deficit	(5,180,194)	276,077	(4)	(4,904,117)
Less treasury stock	(4,130)	—		(4,130)

Total stockholders’ equity (deficit)	$11,921,105	$(3,510,868)		$8,410,237

Total Liabilities and stockholder’s equity (deficit)	12,818,066	(3,510,866)		9,307,200

(1)	Correction of rounding error

(2)	To reclassify warrants granted to Vision and investment advisors from deferred interest to closing costs and reverse impact of amortization

(3)	To correct treatment of Triple Ring Warrant which was initially recorded as a deferred asset and additional paid in capital for the full amount of the warrant.

(4)	See explanations detailed in Statement of Operations on next page.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the impact of the recording of the fair value of certain warrants and write-off of selling general and administrative expenses related adjustments on our previously reported statement of operations for the year ended December 31, 2007.

RECONCILIATION OF STATEMENT OF OPERATIONS

	As Reported	Adjustments		Restated

Operating expenses:
Research and development	$313,896	$—		$313,896
General and administrative	1,275,458	—		1,275,458

Total operating expenses	1,589,354	—		1,589,354

Operating loss	(1,589,354)	—		(1,589,354)
Miscellaneous income	452,091	(452,091	)(1)	—
Interest income	4,875	—		4,875
Interest expense	(293,253)	7,453	(2)	(285,800)
Gain on extinguishment of debt	—	720,714	(1),(3)	720,714

Net loss	$(1,425,641)	$276,076		$(1,149,565)

Basic and diluted loss per share of common	(0.21)	0.04		(0.17)

Weighted average number of common shares used in basic and diluted loss per share	6,689,392	6,689,392		6,689,392

(1)	To reclassify debt extinguishment costs from other income to a separate line item for extinguishment of debt

(2)	To adjust interest expense for warrants costs to properly record them as closing costs

(3)	To record gain on extinguishment of debt related to preferred shares in the amount of $270,000

3  Notes payable

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

Approximately $2.8 million of the short and long term notes classified as notes payable and long term debt and $172,000 of interest payable were converted into 1,198,559 shares of our Series A Convertible Preferred Stock at $2.67 per share. Freestanding warrants to purchase 400,521 shares of common stock at $4.25 per share were also issued as part of this conversion. The warrants were valued at approximately $240,000 using the Black-Scholes Model with a $4.25 per share exercise price, five year expected term, 37.8% volatility, and a 3.6% risk free interest rate. A gain on extinguishment of debt was recorded for the $270,000 difference between the $520,000 net present value of the remaining interest payments of the extinguished notes and the $240,000 warrant valuation pursuant to the Black-Scholes Model.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4  Long-term debt

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

These amounts were converted into the Company’s Series A preferred shares in December 2007. A gain from extinguishment of debt of $452,000 was recorded as a result of the repurchase of NovaRay Medical notes payable from a noteholder with a principal amount of $325,000 and interest payable of $137,000 in exchange for a cash payment of $10,000.

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

6  Stockholders’ equity (deficit)

The Company has authorized capital of 110,000,000 shares, of which 100,000,000 are designated as common stock, par value $0.0001 per share (the “Common Stock”), and 10,000,000 shares are preferred stock, par value $0.0001 per share (the “Preferred Stock”), all of which are currently designated as our Series A Convertible Preferred Stock. The Company has outstanding 9,767,853 shares of Common Stock and 4,946,888 shares of Series A Convertible Preferred Stock, which are convertible at the current rate of one share of Series A Convertible Preferred for one share of our Common Stock. Additionally, there are outstanding options or warrants to purchase, or securities convertible into, an aggregate of up to 4,350,782 shares of our Common Stock (exclusive of those shares of our Common Stock issuable on conversion of the 4,946,888 shares of outstanding Series A Convertible Preferred Stock or on the exercise and subsequent conversion of the warrant issued to Vision Opportunity Master

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fund Ltd. (“Vision”) to purchase up to 2,309,468 shares of our Series A Convertible Preferred Stock at an exercise price of $4.33 per share (the “Series J-Warrant”). A holder of Series A Warrants to purchase shares of our Common Stock at an exercise price of $4.25 per share may not exercise a Series A Warrant if the number of shares of our Common Stock to be issued upon such exercise, when aggregated with all other shares of our Common Stock then owned by such holder and its affiliates, would result in such holder and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) in excess of 4.99% of the then issued and outstanding shares of our Common Stock (the “Series A Warrant Exercise Restriction”); provided, that a holder of a Series A-Warrant may, on not less than sixty-one (61) days notice to us (the “Series A WarrantWaiver Notice”), terminate the Series A Warrant Exercise Restriction with regard to any or all shares of our Common Stock issuable upon exercise of a Series A Warrant. If the Series A Warrant Waiver Notice is provided during the sixty-one (61) day period prior to the expiration date of a Series A Warrant, such Series A Warrant Waiver Notice will not be effective until the expiration date of such Series A Warrant. In addition, the warrant issued to Vision for the purchase up to 769,822 shares of our common stock at an exercise price of $6.91 per share, such number of shares equal to thirty-three and one-third percent (33 1/3%) of the total of the number of shares actually purchased pursuant to exercises of the Series J Warrant (the “Series J-A Warrant”) and the warrant issued to TripleRing Technologies, Inc. for the purchase of up to 1,332,000 shares of common stock, may become exercisable. A holder of the Series J-A Warrant may not exercise the Series J-A Warrant if the number of shares of our Common Stock to be issued upon such exercise, when aggregated with all other shares of our Common Stock then owned by such holder and its affiliates, would result in such holder and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules thereunder) in excess of 4.99% of the then issued and outstanding shares of our Common Stock (the “Series J-A Warrant Exercise Restriction”); provided, that a holder of the Series J-A Warrant may, on not less than sixty-one (61) days notice to us (the “Series J-A Warrant Waiver Notice”), terminate the Series J-A Warrant Exercise Restriction with regard to any or all shares of our Common Stock issuable upon exercise of the Series J-A Warrant. If the Series J-A Warrant Waiver Notice is provided during the sixty-one (61) day period prior to the expiration date of the Series J-A Warrant, such Series J-A Warrant Waiver Notice will not be effective until the expiration date of the Series J-A Warrant. Additionally, NovaRay, Inc. has issued to Fountainhead Capital and the Company has assumed, warrants to purchase up to 600,000 shares of the Company’s common stock at $4.25 per share in connection with the terms of a consulting agreement between Fountainhead and NovaRay, Inc.

75% of the Series A Warrants which were related to Vision’s investment were treated as closing costs and charged against additional paid in capital and 25% of the Series A Warrants related to the debt to equity conversion were included as part of the calculation of gain from extinguishment of debt resulting in a $268,623 gain on debt extinguishment. The Series J, J-A and consultant warrants were treated as closing costs. The Triple Ring warrants are amortized over the two year period between warrant issuance and expected delivery of performance commitments under the measurement criteria specified by EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service.” These warrants are freestanding and require settlement in shares as defined in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

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

The AIG Parties

Pursuant to the terms of the AIG Agreement (defined below), NovaRay repurchased an aggregate of 413,000 (pre-Merger share figure) shares of NovaRay common stock from AIG Horizon Partners Fund, L.P., AIG Horizon Side-by-Side Fund, L.P., AIG Private Equity Portfolio, L.P., AIU Insurance Company, and Commerce and Industry Insurance Company (collectively, the “‘AIG Parties”). These shares were subject to the AIG Repurchase Option (defined below). NovaRay entered into various secured loan agreements (the “AIG Notes”) in June 2005 with the AIG Parties. In October 2006, NovaRay entered into an agreement (the “AIG Agreement”) with the AIG Parties that grants the AIG Parties the option to purchase up to 413,000 shares (pre- Merger share figure) of NovaRay common stock in the event that the AIG Notes have not been converted or fully repaid in accordance with the terms of the AIG Agreement by December 1, 2007, at a price per share of $0.01 (pre- Merger share price) (the “AIG Repurchase Option”). The AIG Agreement was subsequently amended by the Company and the AIG Parties by Amendment No. 2 to Agreement and extended the conversion option to January 15, 2008. Pursuant to such Amendment No. 2 to Agreement, all of the outstanding indebtedness represented by the AIG Notes was automatically converted into shares of our Series A Convertible Preferred Stock in connection with the consummation of the Financing on December 27, 2007, and the AIG Repurchase Option terminated at such time.

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

8  Commitments and contingencies

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

9  Subsequent Events

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2008.

NOVARAY MEDICAL, INC.

By:	/s/ Jack E. Price
Jack E. Price
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/ Jack E. Price Jack E. Price		President, Chief Executive Officer and Director (Principal Executive Officer)	June 23, 2008

/s/ Marc C. Whyte Marc C. Whyte		Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	June 23, 2008

/s/ Lynda L. Wijcik* Lynda L. Wijcik		Chairman of the Board of Directors	June 23, 2008

/s/ Edward G. Solomon* Edward G. Solomon		Director	June 23, 2008

/s/ David Dantzker* David Dantzker		Director	June 23, 2008

/s/ George J.M. Hersbach* George J.M. Hersbach		Director	June 23, 2008

*By:	/s/ Marc C. Whyte Marc C. WhyteAttorney-in-fact

Date: June 23, 2008