Form 10-Q/A
period 2008-03-31
NovaRay Medical, Inc.
filed 2008-06-24
CIK 1383529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1
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

NOVARAY MEDICAL, INC.

EXPLANATORY NOTE
     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, originally filed with the United States Securities and Exchange Commission (“SEC”) on May 14, 2008, in response to comments received from the SEC in connection with its review of our registration statement on Form S-1 (File No. 333-149917). This Amendment No. 1 revises, among other things, the following items with respect to the section of our Quarterly Report titled “Part I – Financial Information — Item 1 – Financial Statements”:
•	Condensed Consolidated Balance Sheets: This Amendment No. 1 amends and restates our Condensed Consolidated Balance Sheets at and as of March 31, 2008 and December 31, 2007. The cumulative effects of such amendment and restatement on our Condensed Consolidated Balance Sheet at and as of March 31, 2008, consist of total assets (and total liabilities and stockholders’ deficit) being reduced by $3,174,569, from $10,972,201 to $7,797,632. The cumulative effects of such amendment and restatement on our Condensed Consolidated Balance Sheet at and as of December 31, 2007, consist of total assets (and total liabilities and stockholders’ deficit) being reduced by $3,510,866, from $12,818,066 to $9,307,200.

•	Condensed Consolidated Statements of Operations: This Amendment No. 1 amends and restates our Condensed Consolidated Statements of Operations for the three-month period ended March 31, 2008 and for the period from our inception (June 7, 2005) to March 31, 2008. The cumulative effects of such amendment and restatement consist of net loss for the three-month period ended March 31, 2008 being reduced by $114,381, from $2,146,943 to $2,032,562. The cumulative effects of such amendment and restatement consist of net loss for the period from our inception (June 7, 2005) to March 31, 2008 being reduced by $114,562, from $7,325,137 to $7,210,575.

•	Condensed Consolidated Statements of Cash Flow: This Amendment No. 1 amends and restates our Condensed Consolidated Statements of Cash Flow for the three-month period ended March 31, 2008 and for the period from our inception (June 7, 2005) to March 31, 2008. Such amendment and restatement had no effect on cash and cash equivalents as of March 31, 2008.

•	Notes to the Consolidated Financial Statements: The Notes to the Consolidated Financial Statements have been amended to reflect the aforementioned changes, including the addition of a table in note 2 describing the adjustments set forth above.
     This Amendment No. 1 does not reflect events occurring after the filing of the Quarterly Report as originally filed, or modify or update those disclosures affected by subsequent events. This Amendment No. 1 includes currently dated certifications pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NOVARAY MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$6,873,835	$9,233,926
Miscellaneous receivable	22,992	13,872
Prepaid expenses	227,372	16,947

Total current assets	7,124,199	9,264,745
Property and equipment, net	38,433	42,455

Other assets:
Deposits and restricted assets	635,000	—

Total other assets	635,000	—

Total assets	$7,797,632	$9,307,200

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$772,709	$566,146
Accrued liabilities	330,019	205,505
Notes payable	95,312	125,312

Total current liabilities	1,198,040	896,963
Total liabilities	1,198,040	896,963

Stockholders’ equity (deficit):
Series A convertible preferred stock, NovaRay Medical, Inc., $0.0001 par value Authorized shares 10,000,000; Issued 4,946,888 at March 31, 2008 and December 31, 2007 (Liquidation preference -$0- at March 31, 2007)	$495	$495
Common stock, NovaRay Medical, Inc., $0.0001 par value Authorized shares - 110,000,000; Issued and outstanding shares - 9,767,853 at March 31, 2008 and December 31, 2007	1,269	1,269
Additional paid-in capital	13,538,637	13,316,723
Deficit accumulated during the development stage	(6,936,679)	(4,904,120)
Less: treasury stock, at cost, 1,239,999 shares outstanding at March 31, 2008 and December 31, 2007,	(4,130)	(4,130)

Total stockholders’ equity (deficit)	6,599,592	8,410,237

Total liabilities and stockholders’ equity (deficit)	$7,797,632	$9,307,200

See accompanying notes to condensed consolidated financial statements.

NOVARAY MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

			From
			Inception
	Three Months Ended March 31,		(June 7, 2005)
	March 31,	March 31,	to March 31,
	2008	2007	2008
	(Restated)		(Restated)
Operating expenses:
Research and development	$1,275,593	$48,975	$1,623,286
General and administrative	773,183	267,686	5,495,021

Total operating expenses	2,048,776	316,661	7,118,307

Operating loss	(2,048,776)	(316,661)	(7,118,307)
Miscellaneous income	—	—	80,000
Interest income	19,209	1,245	25,321
Gain on extinguishment of debt	—	—	452,091
Interest expense	(2,995)	(53,633)	(649,860)

Net loss	$(2,032,562)	$(369,049)	$(7,210,575)
Basic and diluted loss per share of common stock	$(0.21)	$(0.05)	$(0.87)
Weighted average number of common shares outstanding used in basic and diluted loss per share	9,767,853	6,931,713	8,298,752

NOVARAY MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	Ended		From Inception
	March 31,	Ended	(June 7, 2005) to
	2008	March 31, 2007	March 31, 2008
	(Restated)		(Restated)
Operating activities:
Net loss	$(2,032,562)	$(1,150,535)	$(7,210,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,022	14,044	84,688
Amortization of warrants in research and development	221,917	—	242,917
Interest expense capitalized as long term debt	—	104,605	156,641
Interest expense converted to preferred stock	—	60,864	60,864

Changes in operating assets and liabilities
Miscellaneous receivables	(11,320)	(10,772)	(25,191)
Prepaid expenses	(208,225)	(146,753)	(225,172)
Accounts payable	208,561	78,233	774,707
Accrued liabilities	122,516	164,852	333,291

Net cash used in operating activities	(1,695,091)	(885,462)	5,828,830

Investing activities:

Property and equipment assigned by shareholders	—	—	(75,754)
Restricted cash for lease deposit	(135,000)	—	(135,000)
Security deposit with related party	(500,000)	—	(500,000)

Net cash used in investing activities	(635,000)	—	(710,754)

Financing activities:
Repayment of long-term debt	—	—	—
Proceeds from subscriptions receivable	—		100,472
Proceeds from issuance of short term debt	—	625,000	1,742,805
Long-term debt assumed at inception in connection with the acquisition of intellectual property	—	—	1,283,473
Proceeds from sale of Series A convertible preferred stock	—	390,000	10,429,820
Repayment of notes payable	(30,000)	—	(30,000)
Issuance costs incurred in sale of Series A convertible preferred stock	—	(24,910)	(122,910)
Proceeds from sale of common stock	—	—	13,889
Purchase of treasury stock	—	(4,130)	(4,130)

Net cash provided (used) by financing activities	(30,000)	985,960	13,413,419

Net increase (decrease) in cash and cash equivalents	(2,360,091)	100,498	6,873,835
Cash and cash equivalents—beginning of period	9,233,926	40,827	—

Cash and cash equivalents—end of period	$6,873,835	$141,325	$6,873,835

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—	$26,696
Cash paid for taxes	$—	$—	$2,827
Supplemental Disclosure of Non-Cash Financing Activities
Convertible preferred stock issued in exchange for cancellation of debt	$—	$—	$3,921,903
Convertible preferred stock issued in exchange for cancellation of accrued interest on debt	$—	$60,864	$233,182
Interest expense capitalized as long term debt	$—	$104,605	$156,641
See accompanying notes to condensed consolidated financial statements

NOVARAY MEDICAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)
1. Summary of Significant Accounting Policies
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
     Loss per share is as follows:

	Period ended March 31,
	2008	2007
Basic and Diluted:
Net loss available to common shareholders	$(2,032,562)	$(369,049)

Net loss per share available to common shareholders	$(0.21)	$(0.05)

Weighted average common shares outstanding	9,767,853	6,931,713

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

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Restatement

The financial data as of March 31, 2008 and for the quarter then ended and December 31, 2007 and for the year then ended as presented in the accompanying financial statements have been restated and corrected for errors relating to the following:

The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously reported balance sheet as of March 31, 2008 and December 31, 2007:

RECONCILIATION OF BALANCE SHEET AS OF MARCH 31, 2008

	As Reported	Adjustments		Restated

Current Assets
Cash and cash equivalents	$6,873,835	$—		$6,873,835
Miscellaneous receivables	22,992	—		22,992
Prepaid expenses	225,172	(2,200	)(1)	227,372

Total Current Assets	7,121,999	(2,200)		7,124,199
Property, plant, and equipment, net	38,433			38,433
Other assets
Deferred interest	1,469,955	1,469,955	(2)	—
Deferred consulting	1,704,614	1,704,614	(3)	—
Deposits and restricted assets	635,000	—		635,000

Total other assets	3,809,569	3174569		635,000

Total Assets	$10,970,001	$3,172,369		$7,797,632

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$772,707	$(2	)(1)	$772,709
Accrued liabilities	330,019	—		330,019
Notes payable	95,312	—		95,312

Total current liabilities	1,198,038	(2)		1,198,040
Stockholders’ equity (deficit):
Series A convertible preferred NovaRay Medical Inc	495	—		495
Common stock, NovaRay Medical Inc.	1,269	—		1,269
Additional paid in capital	17,103,665	3,565,028	(2),(3)	13,538,637
Deficit accumulated during the development stage	(7,327,137)	(390,458	)(4)	(6,936,679)
Less treasury stock	(4,130)	—		(4,130)

Total stockholders’ equity (deficit)	$9,774,162	$3,174,570		$6,599,592

Total Liabilities and stockholder’s equity (deficit)	$10,972,200	$3,174,568		$7,797,632

(1)	Correction of prepaids, payables and a rounding error

(2)	To reclassify warrants granted to Vision and investment advisors initially recorded as deferred interest at December 31, 2007 to closing costs and reverse impact of amortization

(3)	To correct treatment of Triple Ring Warrant which was initially recorded at December 31, 2007 as a deferred asset and additional paid in capital for the full amount of the warrant.

(4)	Impact of adjustments above on deficit accumulated during the development period

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RECONCILIATION OF BALANCE SHEET DECEMBER 31, 2007

	As Reported	Adjustments		Restated

ASSETS:
Current assets:
Cash and cash equivalents	$9,233,926	—		$9,233,926
Miscellaneous receivables	13,872	—		13,872
Prepaid expenses	16,947	—		16,947

Total current assets	9,264,745	—		9,264,745
Property and equipment, net	42,454	1	(1)	42,455
Other assets		—
Deferred interest	1,584,336	(1,584,336	)(2)	—
Deferred consulting	1,926,531	(1,926,531	)(3)	—

Total other assets	3,510,867	(3,510,867)

Total Assets	$12,818,066	$(3,510,866)		$9,307,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$566,146	—		566,146
Accrued liabilities	205,503	2	(1)	205,505
Notes payable	125,312	—		125,312

Total current liabilities	896,961	2		896,963

Stockholders’ equity (deficit):
Series A convertible preferred NovaRay Medical Inc.	495	—		495
Series A convertible preferred NovaRay Inc.	—
Common stock, Novaray Medical Inc.	977	292	(1)	1,269
Common stock, Novaray Inc.	—
Additional paid in capital	17,103,957	(3,787,234	)(1),(2)	13,316,723
Accumulated deficit	(5,180,194)	276,074	(4)	(4,904,120)
Less treasury stock	(4,130)	—		(4,130)

Total stockholders’ equity (deficit)	$11,921,105	$(3,510,868)		$8,410,237

Total Liabilities and stockholder’s equity (deficit)	12,818,066	(3,510,866)		9,307,200

(1)	Correction of rounding error

(2)	To reclassify warrants granted to Vision and investment advisors from deferred interest to closing costs and reverse impact of amortization

(3)	To correct treatment of Triple Ring Warrant which was initially recorded as a deferred asset and additional paid in capital for the full amount of the warrant.

(4)	See explanations detailed in Statement of Operations on next page.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the impact of the recording of the fair value of certain warrants and write-off of selling general and administrative expenses related adjustments on our previously reported statement of operations for the quarter ended March 31, 2008 and year ended December 31, 2007.

RECONCILIATION OF STATEMENT OF OPERATIONS AS OF MARCH 31, 2008

	As Reported	Adjustments		Restated

Operating expenses
Research and development	$1,275,593	—		$1,275,593
General and administrative	773,183	—		773,183

Total operating expenses	$2,048,776	$—		$2,048,776

Operating loss
Miscellaneous income	—	—		—
Interest income	19,209	—		19,209
Interest expense	(117,376)	(114,381	)(1)	(2,995)

Net loss	$1,950,609	$(114,381)		$2,032,562

Basic and diluted loss per share of common	$(0.20)	$(0.01)		$(0.21)
Weighted average number of shares used in basic and diluted loss per share	9,767,853	9,767,853		9,767,853

(1)	To adjust interest expense for warrant costs to properly record them as closing costs

RECONCILIATION OF STATEMENT OF OPERATIONS FOR THE YEAR ENDED
DECEMBER 31, 2007

	As Reported	Adjustments		Restated

Operating expenses:
Research and development	$313,896	$—		$313,896
General and administrative	1,275,458	—		1,275,458

Total operating expenses	1,589,354	—		1,589,354

Operating loss	(1,589,354)	—		(1,589,354)
Miscellaneous income	452,091	(452,091	)(1)	—
Interest income	4,875	—		4,875
Interest expense	(293,253)	7,453	(2)	(285,800)
Gain on extinguishment of debt	—	720,714	(1),(3)	720,714

Net loss	$(1,425,641)	$276,076		$(1,149,565)

Basic and diluted loss per share of common	$(0.21)	$0.04		$(0.17)

Weighted average number of common shares used in basic and diluted loss per share	6,689,392	6,689,392		6,689,392

(1)	To reclassify debt extinguishment costs from other income to a separate line item for extinguishment of debt

(2)	To adjust interest expense for warrants costs to properly record them as closing costs

(3)	To record gain on extinguishment of debt related to preferred shares in the amount of $270,000

3. Other Assets
Deposits and restricted assets
     As of March 31, 2008 and December 31, 2007, the Company’s deposits and restricted assets consisted of the following:

	March 31,	December 31,
	2008	2007
Deposits to a related party	$500,000	$—
Restricted cash for a lease	135,000	—

Total deferred assets	$635,000	$—

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
4. Accounts payable and accrued liabilities
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
5. Notes payable
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
6. Income taxes
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
7. Stockholders’ equity (deficit)
     The Company has authorized capital of 110,000,000 shares, of which 100,000,000 are designated as common stock, par value $0.0001 per share (the “Common Stock”), and 10,000,000 shares are preferred stock, par value $0.0001 per share (the “Preferred Stock”), all of which are currently designated as our Series A Convertible Preferred Stock. The Company has outstanding 9,767,853 shares of Common Stock and 4,946,888 shares of Series A Convertible Preferred Stock, which are convertible at the current rate of one share of Series A Convertible Preferred for one share of our Common Stock. Additionally, there are outstanding options or warrants to purchase, or securities convertible into, an aggregate of up to 4,350,782 shares of our Common Stock (exclusive of those shares of our Common Stock issuable on conversion of the 4,946,888 shares of outstanding Series A Convertible Preferred Stock or on the exercise and subsequent conversion of the warrant issued to Vision Opportunity Master Fund Ltd. (“Vision”) to purchase up to 2,309,468 shares of our Series A Convertible Preferred Stock at an exercise price of $4.33 per share (the “Series J Warrant”). A holder of Series A Warrants (as defined below) to purchase shares of our Common Stock at an exercise price of $4.25 per share may not exercise a Series A Warrant if the number of shares of our Common Stock to be issued upon such exercise, when aggregated with all other shares of our Common Stock then owned by such holder and its affiliates, would result in such holder and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder) in excess of 4.99% of the then issued and outstanding shares of our Common Stock (the “Series A Warrant Exercise Restriction”); provided, that a holder of a Series A Warrant may, on not less than sixty-one (61) days notice to us (the “Series A Warrant Waiver Notice”), terminate the Series A Warrant Exercise Restriction with regard to any or all shares of our Common Stock issuable upon exercise of a Series A Warrant. If the Series A Warrant Waiver Notice is provided during the sixty-one (61) day period prior to the expiration date of a Series A Warrant, such Series A Warrant Waiver Notice will not be effective until the expiration date of such Series A Warrant. In addition, the warrant issued to Vision for the purchase of up to 769,822 shares of our common stock at an exercise price of $6.91 per share, such number of shares equal to thirty-three and one-third percent (33 1/3%) of the total of the number of shares actually purchased pursuant to exercises of the Series J Warrant (the “Series J-A Warrant”) and the warrant issued to Triple Ring (See Note 7, “Related party transactions — Triple Ring Technologies, Inc. ) for the purchase of up to 1,332,000 shares of our Common Stock may become exercisable. A holder of the Series J-A Warrant may not exercise the Series J-A Warrant if the number of shares of our Common Stock to be issued upon such exercise, when aggregated with all other shares of our Common Stock then owned by such holder and its affiliates, would result in such holder and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) in excess of 4.99% of the then issued and outstanding shares of our Common Stock (the “Series J-A Warrant Exercise Restriction”); provided, that a holder of the Series J-A Warrant may, on not less than sixty-one (61) days notice to us (the “Series J-A Warrant Waiver Notice”), terminate the Series J-A Warrant Exercise Restriction with regard to any or all shares of our Common Stock issuable upon exercise of the Series J-A Warrant. If the Series J-A Warrant Waiver Notice is provided during the sixty-one (61) day period prior to the expiration date of the Series J-A Warrant, such Series J-A Warrant Waiver Notice will not be effective until the expiration date of the Series J-A Warrant. Additionally, NovaRay, Inc. has issued to Fountainhead Capital Partners Limited (“Fountainhead”), and the Company has assumed, warrants to purchase up to 600,000 shares of our Common Stock at $4.25 per share in connection with the terms of a consulting agreement between Fountainhead and NovaRay, Inc.
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
8. Related party transactions
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
9. Commitments and contingencies
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
10. Subsequent Events
     None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Statements in this Quarterly Report on Form 10-Q/A Amendment No. 1 may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These forward-looking statements include, without limitation, those statements contained in this Quarterly Report on Form 10-Q/A Amendment No. 1 regarding our anticipated growth, our expectation to pay in 2008 incurred expenses for insurance, audit and consulting fees and interest expense, the effects of the adoption of accounting standards on our financial statements, our statement that development and manufacturing expenses are anticipated to increase in future years, our expectation that we will incur increased selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system, our expectation that our need for funds will increase from period to period as we increase the scope of our development, marketing, and manufacturing activities, our statement that we anticipate incurring expenses of approximately $6.0 million for the development and manufacturing startup and the marketing, sales, regulatory and general administrative expenses over the next nine months, our expectation with respect to future hiring by us, our expectation that we will expand our production facilities or establish alternate facilities, and our belief that the financial resources available to us, including our current working capital, will be sufficient to finance our planned operations and capital expenditures until the beginning of our second fiscal quarter of 2009. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those factors described under “Risk Factors,” in our Form 10-KSB for the year ended December 31, 2007, and other filings we filed with the Securities and Exchange Commission (the “SEC”), and those factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on
Form 10-Q/A Amendment No. 1. In addition, such statements could be affected by risks and uncertainties related to unanticipated changes and effects to accounting standards to which we are subject, unanticipated costs related to development and manufacturing of our products, the failure by us to establish early placements of our product, the risk that our products will be found to be ineffective, or that the product, if effective, will be difficult to manufacture on a large scale, or will be uneconomical to market, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on
Form 10-Q/A Amendment No. 1.
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
Results of Operations
     Research and Development
     Research and development expenses are primarily attributable to Triple Ring performing research and development activities for NovaRay Medical and the amortization of warrant costs pursuant to a Warrant to Purchase Shares of NovaRay, Inc. dated as of December 19, 2007, exercisable for 1,332,000 shares of our common stock. Research and development costs increased approximately $1,227,000, or 2,505%, from $48,975 during the three months ended March 31, 2007, to $1.3 million during the three months ended March 31, 2008, due to increased use of the services of Triple Ring to accelerate the research and development a NovaRay Medical product. Approximately $1,053,000 was spent on development projects with Triple Ring during the quarter ended March 31, 2008 as compared with approximately $49,000 during the quarter ended March 31, 2007. Warrant amortization was approximately $221,000 for the three months ended March 31, 2008. There were no warrant amortization costs in 2007. See “Part I — Financial Information — Item 1. Financial Statements — Footnote 7. Related party transactions.”
     General and Administrative
     General and Administrative expenses increased approximately $505,000, or 189%, from $267,686 during the three months ended March 31, 2007, to $773,183 during the three months ended March 31, 2008, due to increased expenses of approximately $254,000 for payroll and payroll-related expenses, $102,000 for professional fees for legal, audit, and tax services, $48,000 for executive and financial consulting services, $45,000 for rent, and $39,000 for the costs of moving to our new headquarters facility. Fees paid to Triple Ring for executive consulting services during the three months ended March 31, 2007 were approximately $133,000 and there were no executive consulting fees paid to Triple Ring during the three months ended March 31, 2008.

     Interest Expense
     Interest expense decreased approximately $51,000, or 94%, from $53,633 during the three months ended March 31, 2007, to $2,995 during the three months ended December 31, 2008, due to the conversion of debt into shares of our Series A Convertible Preferred Stock.
Liquidity and Capital Resources
     Our need for funds may increase from period to period as we increase the scope of our development, marketing, and manufacturing activities. From inception through March 31, 2008, we have funded this need with approximately $15 million, which we obtained through private placements of equity securities and issuances of short- and long-term debt instruments.
     On December 27, 2007, we received gross proceeds in excess of $10 million pursuant to the Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated as of December 27, 2007 (the “Purchase Agreement”), by and among the Company and certain investors, pursuant to which such investors invested an aggregate of approximately $12.9 million, including in excess of $10 million in cash, to purchase an aggregate of (i) 4,946,888 shares of our Series A Convertible Preferred Stock each being initially convertible into 1 share of our common stock, (ii) Series A Warrants to purchase 1,648,960 shares of our common stock at an exercise price of $4.25 per share (“Series A Warrants”), (iii) a Series J Warrant issued to Vision to purchase 2,309,469 shares of our Series A Convertible Preferred Stock at an exercise price of $4.33 per share, and (iv) the Series J-A Warrant issued to Vision to purchase up to 769,822 shares of our common stock at an exercise price of $6.91 per share, such number of shares equal to thirty-three and one-third percent (33 1/3%) of the total of the number of shares actually purchased pursuant to exercises of the Series J Warrant (the Series A Warrants, the Series J Warrant, and the Series J-A Warrant, collectively the “Warrants” and each a “Warrant”) (the “Financing”).
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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.

Item 5. Other Information.
     None.
Item 6. Exhibits.
Index to Exhibits
2.1	Agreement and Plan of Merger, dated December 26, 2007, by and among Vision Acquisition I, Inc., NovaRay, Inc. and Vision Acquisition Subsidiary, Inc.(1)

3.1	Complete Copy of the Certificate of Incorporation, as amended.(5)

3.2	Bylaws.(2)

3.3	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the NovaRay Medical, Inc.(3)

10.1	Lease Agreement by and between NovaRay, Inc. and BRCP Stevenson Point, LLC dated March 13, 2008.(4)

31.1	Certification of Jack E. Price, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Marc C. Whyte, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Jack E. Price, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Marc C. Whyte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-SB (No. 000-52731) filed with the SEC on July 20, 2007.

(3)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2008.

(5)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008.

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