Form 10KSB/A
period 2007-12-31
NovaRay Medical, Inc.
filed 2008-08-08
CIK 1383529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 3

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

Transitional Small Business Disclosure Format (check one):  Yes ☐     No  ☑

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

We are filing this Amendment No. 3 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, originally filed with the United States Securities and Exchange Commission (“SEC”) on March 31, 2008 and subsequently amended on May 12, 2008 and on June 24, 2008, in response to comments received from the SEC in connection with its review of our registration statement on Form S-1 (File No. 333-149917). This Amendment No. 3 revises, among other things:

•	Condensed Consolidated Balance Sheet: This Amendment No. 3 amends and restates our Condensed Consolidated Balance Sheet at and as of December 31, 2007. Such amendment and restatement had no effect on total assets (and total liabilities and stockholders’ deficit) in our Condensed Consolidated Balance Sheet at and as of December 31, 2007.

•	Condensed Consolidated Statements of Operations: This Amendment No. 3 amends and restates our Condensed Consolidated Statements of Operations for the period from our inception (June 7, 2005) to December 31, 2007 and for the fiscal year ended December 31, 2007. The cumulative effects of such amendments and restatements consist of net loss for the period from our inception (June 7, 2005) to December 31, 2007 being increased by $508,132, from $5,180,195 (as reflected in Amendment No. 2 to our Annual Report) to $5,688,327, and net loss for the fiscal year ended December 31, 2007 being increased by $784,209, from $1,149,565 (as reflected in Amendment No. 2 to our Annual Report) to $1,933,774.

•	Statement of Consolidated Stockholders’ Equity (Deficit): This Amendment No. 3 amends and restates our Statement of Consolidated Stockholders’ Equity (Deficit) as of December 31, 2007. The cumulative effects of such amendment and restatement consist of the balance as of December 31, 2007 being increased by $1, from $8,410,237 (as reflected in Amendment No. 2 to our Annual Report), to $8,410,238.

•	Condensed Consolidated Statements of Cash Flows: This Amendment No. 3 amends and restates our Condensed Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2007 and for the period from our inception (June 7, 2005) to December 31, 2007. Such amendment and restatement did not have any effect on cash and cash equivalents at the end of the fiscal year ended December 31, 2007 or at the end of the period from our inception (June 7, 2005) to December 31, 2007.

•	Notes to the Consolidated Financial Statements: The Notes to the Consolidated Financial Statements have been amended to reflect the aforementioned changes and to conform to disclosures included in our registration statement on Form S-1 (File No. 333-149917).

•	Internal Controls and Procedures: This Amendment No. 3 amends our conclusions regarding our disclosure controls and procedures, and our internal controls over financial reporting, in each case as of December 31, 2007.

This Amendment No. 3 does not reflect events occurring after the filing of the Annual Report as originally filed, or modify or update those disclosures affected by subsequent events. This Amendment No. 3 includes currently dated certifications pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

FORWARD-LOOKING STATEMENTS

Statements in this document may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These forward-looking statements include, without limitation, those statements contained in this document regarding our ability to successfully complete development of our product, the capabilities, performance and competitive advantages of our products following completion of development, our beliefs regarding our efforts to remediate deficiencies in our internal control over financial reporting, our ability to compete and successfully sell our product in our target markets, our future hiring of sufficient numbers and types of qualified employees, any competitive advantage or protection that our intellectual property rights will provide to us and the occurrence and timing of the availability of our product, the establishment of reference sites by the end of 2008, first system placements in the first half of 2009, anticipated timing of acceptance of deliverables in connection with our professional services agreement with Triple Ring Technologies, Inc., anticipated costs of development services and related tooling and materials costs, our anticipation that our system will be reimbursed under existing reimbursement codes, our expectation that our common stock will be eligible to be quoted on the OTC Bulletin Board, our expectation that our system can be manufactured at a cost comparable to that of a conventional catheterization imaging system, our belief that our proprietary systems have many applications beyond the cardiac catheterization market segment, our expectations that our initial placements will likely be in mixed-use electrophysiology/cardiac catheterization labs, our beliefs regarding trends regarding imaging modalities such as ultrasound, magnetic resonance imaging and CT, our belief that we will not have to apply for new current procedural terminology (CPT) or diagnosis related groups (DRG) codes, our anticipation that the licenses granted to NRCT LLC are not for applications that are competitive with NovaRay’s products, and statements regarding initial commercial sales of our product. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those factors discussed from time to time in this document, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis or Plan of Operation” in this document and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

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

We have incurred net losses since inception and expect to continue to operate at a loss for the foreseeable future. As of December 31, 2007, we had an accumulated deficit of approximately $5.7 million. Neither the Company nor NovaRay has been profitable, and we may never achieve or sustain profitability. Neither the Company nor NovaRay has achieved any revenue to date. If our revenues grow more slowly than anticipated or fail to grow or if operating expenses exceed our expectations, our ability to achieve profitability will be adversely affected. Our future operating results are likely to fluctuate substantially from period to period and will depend upon numerous factors, many of which are outside of our control. Such factors include, but are not limited to:

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

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal and disclosure controls may be time consuming, difficult, and costly. Furthermore, we have experienced, and may continue to experience, material weaknesses in our internal and disclosure controls, which impacts the accuracy, completeness and timeliness of our external financial reporting.

Our management team does not have experience as officers of a publicly-traded company, and we have never operated as a publicly-traded company. We will incur significant time and expense in developing and implementing the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We will need to hire experts in financial reporting, to include developing and implementing sound internal control procedures in order to comply with numerous financial reporting requirements. If we are unable to comply with the Sarbanes-Oxley’s internal controls and disclosure requirements, including internal controls over our financial reporting, we may not be able to obtain the independent accountant attestations or certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

In this annual report, our management identified a material weakness in our internal controls relating to our accounting for conversion of notes payable into preferred stock and our accounting for warrants related to this transaction and for warrants issued for services. We are in the process of improving our internal and disclosure controls in an effort to remediate this material weakness through improved supervision and training of our accounting staff. These efforts have resulted, and could further result, in significant expenses and could divert management attention away from operating our business. We cannot be certain that the measures we have taken or that we are planning to take will sufficiently and satisfactorily remediate the identified material weakness. Ongoing material weaknesses in internal controls create a reasonable possibility that a material misstatement of our interim and annual financial statements would not be prevented or detected on a timely basis.

If management identifies additional material weaknesses or significant deficiencies in the future, their correction could require additional remedial measures which could be costly and time-consuming. In addition, the discovery of further material weaknesses could also require us to restate our prior period operating results. This in turn could damage investor confidence in the accuracy and completeness of our financial reports, which could affect our stock price and potentially subject us to litigation.

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

On October 25, 2006, NovaRay entered into a Series A Preferred Stock Purchase Agreement, pursuant to which, it issued in the aggregate 855,527 shares (pre-Merger share figure) of NovaRay Series A Preferred Stock for an aggregate consideration of $1,539,948.60 to Wheatley MedTech Partners LP, BioBridge LLC, Lloyd Investments LP, and Heartstream Capital BV.

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

We were incorporated in June 2005, and shortly thereafter the assets along with the related underlying debt of NexRay were contributed to NovaRay in connection with the foreclosure proceedings by certain lenders of NexRay that are currently investors in NovaRay. See “Certain Relationships and Related Transactions and Director Independence — NexRay Transaction.” We have incurred ongoing losses totaling approximately $5.7 million from operations since our date of inception (June 7, 2005) through December 31, 2007. To date, substantially all of our expenditures have been related to administration, continuing intellectual property maintenance, and support of the cardiac catheterization imaging system technology. Development and manufacturing expenses are anticipated to increase in future years for personnel and equipment cost required for the product introduction and the start-up of our manufacturing efforts. We expect to incur selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system.

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

Other Income (Expense)

Other Income increased 110% from $303,000 to $720,714 due to two separate transactions for extinguishment of debt.

A gain from extinguishment of debt of $452,000 for the year ended December 31, 2007 resulted from the repurchase of NovaRay Medical notes payable from a noteholder with a principal amount of $325,000 and interest payable of $137,000 in exchange for a cash payment of $10,000. The second transaction for extinguishment of debt was due to the conversion of interest bearing debt and convertible preferred stock resulting in loss on debt conversion of $253,328. There were no extinguishments of debt for the year ended December 31, 2006.

Miscellaneous income for the year ended December 31, 2006 resulted from a one time gain of $80,000 as a result of selling an internet name we had registered to a third party. There was no miscellaneous income for the year ended December 31, 2007.

Interest Expense

Interest expense increased approximately $303,000, or 124%, from $245,565 during the 12 months ended December 31, 2006 to $549,058 during the 12 months ended December 31, 2007 due to the additional interest expense associated with increased borrowings in 2007, and there was an additional $263,258 of interest expense related to the recognition of the beneficial conversion feature for the converted debt.

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

YEARS ENDED DECEMBER 31, 2007 AND 2006, AND
THE PERIOD FROM INCEPTION (JUNE 7, 2005) TO DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NovaRay Medical, Inc.
(a Development Stage Company)
Newark, California

We have audited the accompanying consolidated balance sheets of NovaRay Medical, Inc. (a development stage company) as of December 31, 2007 and 2006 and the related consolidated statements of operations and accumulated deficit, changes in stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from inception (June 7, 2005) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NovaRay Medical, Inc. (a development stage company) as of December 31, 2007 and 2006, and the results of its consolidated operations and its consolidated cash flows for the years ended and for the period from inception (June 7, 2005) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, “Restatement of Financial Statements”, the Company has restated previously issued financial statements as of December 31, 2007 and 2006 and for the years then ended.

/s/  Paritz & Company, P.A.
Paritz & Company, P.A.

Hackensack, New Jersey
March 22, 2008, except for the restatement discussed in Note 2 to the financial statements as to which the date is August 4, 2008.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$9,233,926	$141,325
Miscellaneous receivable	13,872	10,772
Prepaid expenses	16,947	146,753

Total current assets	9,264,745	298,850
Property and equipment, net	42,455	47,986

Total assets	$9,307,200	$346,836

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$566,146	$78,233
Accrued liabilities	205,504	378,595
Notes payable	125,312	728,921

Total current liabilities	896,962	1,185,749
Long term debt	—	1,364,914

Total liabilities	$896,962	$2,550,663

Stockholders’ equity (deficit):
Series A convertible preferred stock, NovaRay Medical, Inc., $0.0001 par value Authorized shares 10,000,000 and 3,000,000; Issued 4,946,888 and 2,566,581 at December 31, 2007 and 2006, respectively (Liquidation preference — $0 at December 31, 2007 and 2006)	495	257
Common stock, NovaRay Medical, Inc., $0.0001 par value Authorized shares — 110,000,000 and 30,000,000; Issued and outstanding shares — 9,767,853 and 6,931,713 at December 31, 2007 and 2006, respectively	1,269	693
Additional paid-in capital	14,100,931	1,654,440
Deficit accumulated during the development stage	(5,688,327)	(3,754,555)
Less: treasury stock, at cost, 413,000 and -0- shares outstanding at December 31, 2006 and 2005, respectively	(4,130)	(4,130)
Subscriptions receivable	—	(100,472)

Total stockholders’ equity (deficit)	8,410,238	(2,203,827)

Total liabilities and stockholders’ equity (deficit)	$9,307,200	$346,836

See accompanying auditors’ report and notes to consolidated financial statements.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months	Twelve Months	From Inception
	Ended	Ended	(June 7, 2005) to
	December 31,	December 31,	December 31,
	2007	2006	2007
	(Restated)		(Restated)

Operating expenses:
Research and development	$313,896	$19,987	$347,693
General and administrative	1,275,458	966,148	4,723,839
Total operating expenses	1,589,354	986,135	5,071,532
Operating loss	(1,589,354)	(986,135)	(5,071,532)
Miscellaneous income	—	80,000	80,000
Interest income	4,875	1,168	6,112
Interest expense	(549,058)	(245,568)	794,626
Gain on extinguishment of debt	199,763	—	91,719
Net loss	$(1,933,774)	$(1,150,535)	$(5,688,327)
Basic and diluted loss per share of common stock	$(0.29)	$(0.21)	$(0.99)
Weighted average number of common shares outstanding used in basic and diluted loss per share	6,689,392	5,462,988	5,734,364

See accompanying auditors’ report and notes to consolidated financial statements.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY (DEFICIT)
(Restated)

							Additional
	Common Stock		Preferred Stock		Treasury Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

BALANCE — JUNE 7, 2005 (INCEPTION)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash in June 2005	5,050,713	505	—	—	—	—	39,315	—	—	39,820
Net loss	—	—	—	—	—	—	—	—	(2,604,020)	(2,604,020)

BALANCE — DECEMBER 31, 2005	5,050,713	505	—	—	—	—	39,315	—	(2,604,020)	(2,564,200)
Subscription for the purchase of common stock in October 2006	1,881,000	188	—	—	—	—	100,284	(100,472)	—	—
Purchase of treasury stock in October 2006	—	—	—	—	(1,239,000)	(4,130)	—	—	—	(4,130)
Issuance of Series A convertible preferred stock for cash at $0.60 per share, net of issuance costs of $24,910 in October 2006	—	—	650,001	65	—	—	365,025	—	—	365,090
Issuance of Series A convertible preferred stock in exchange for cancellation of debt at $0.60 per share in October 2006	—	—	1,916,580	192	—	—	1,149,756	—	—	1,149,948
Net loss	—	—	—	—	—	—	—	—	(1,150,535)	(1,150,535)

BALANCE — DECEMBER 31, 2006	6,931,713	$693	2,566,581	$257	(1,239,000)	$(4,130)	$1,654,380	$(100,472)	$(3,754,555)	$(2,203,827)
Payment of subscription receivable in November 2007	—	—	—	—	—	—	—	100,472	—	100,472
Common stock issued in exchange for services in December 2007	1,316,076	132	—	—	—	—	1,683,110	—	—	1,683,242
Conversion of Preferred shares to common	2,566,581	257	(2,566,581)	(257)	—	—	—	—	—	—
Issuance of common stock for cash at $2.67 per share in December 2007	5,217	—	—	—	—	—	13,889	—	—	13,889
Issuance of shares for acquisition of Vision in a reverse merger transaction	187,266	187	—	—	—	—	(187)	—	—	—
Reclassification of treasury stock	(1,239,000)	—	—	—	—	—	—	—	—	—
Issuance of Series A convertible preferred shares in exchange for cash in December 2007, net of issuance costs of $98,000	—	—	3,745,319	374	—	—	9,901,876	—	—	9,902,250
Issuance of Series A convertible preferred in exchange for debt	—	—	1,201,569	120	—	—	847,863	—	—	847,983
Net loss	—	—	—	—	—	—	—	—	(1,933,774)	(1,933,774)

BALANCE DECEMBER 31, 2007	9,767,853	$1,269	4,946,888	$495	(1,239,000)	$(4,130)	$14,100,931	—	$(5,688,327)	$8,410,238

See accompanying auditors’ report and notes to consolidated financial statements

NOVARAY MEDICAL, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months	From Inception
	Ended	Ended	(June 7, 2005) to
	December 31,	December 31,	December 31,
	2007	2006	2007
	(Restated)		(Restated)

Operating activities:
Net loss	$(1,149,565)	$(1,150,535)	$(5,688,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,701	14,044	80,666
Loss on conversion of debt	252,328	—	252,328
Beneficial conversion of convertible debt	263,528	—	263,528
Interest expense capitalized as long term debt	—	104,605	156,641
Interest expense converted to preferred stock	—	60,864	60,864
Changes in operating assets and liabilities:
Miscellaneous receivables	(3,099)	(10,772)	(13,871)
Prepaid expenses	129,806	(146,753)	(16,947)
Accounts payable	487,913	78,233	566,146
Accrued liabilities	173,092	164,852	205,233

Net cash used in operating activities	(918,229)	(885,462)	(4,133,739)

Investing activities:
Property and equipment purchased, and property and equipment assigned by shareholders	(5,531)	—	(75,754)

Net cash used in investing activities	(5,531)	—	(75,754)

Financing activities:
Proceeds from subscriptions receivable	100,472	—	100,472
Proceeds from issuance of short term debt	—	625,000	1,742,805
Long-term debt assumed at inception in connection with the acquisition of intellectual property	—	—	1,283,473
Proceeds from sale of Series A convertible preferred stock	10,000,000	390,000	10,429,820
Issuance costs incurred in sale of Series A convertible preferred stock	(98,000)	(24,910)	(122,910)
Proceeds from sale of common stock	13,889	—	13,889
Purchase of treasury stock	—	(4,130)	(4,130)

Net cash provided by financing activities	10,016,361	985,960	13,443,419

Net increase in cash and cash equivalents	9,092,601	100,498	9,233,926
Cash and cash equivalents — beginning of period	141,325	40,827	—

Cash and cash equivalents — end of period	$9,233,926	$141,325	$9,233,926

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$26,696	$—	$—
Cash paid for taxes	$2,827	$—	$—
Supplemental Disclosure of Non-Cash Financing Activities
Convertible preferred stock issued in exchange for cancellation of debt	$2,771,955	$1,149,948	$3,921,903
Convertible preferred stock issued in exchange for cancellation of accrued interest on debt	$172,318	$60,864	$233,182
Interest expense capitalized as long term debt	$—	$104,605	$156,641

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all nonfinancial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. As of December 31, 2007, the Company’s fair values of its financial assets and liabilities which consist of cash and cash equivalents, accounts payable and convertible promissory notes approximate their carrying amount due to the short period of time to maturity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Restatement of Financial Statements

The financial data as of December 31, 2007 and for the year then ended as presented in the accompanying financial statements have been restated and corrected for errors relating to the following:

The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously reported balance sheet as of December 31, 2007:

RECONCILIATION OF BALANCE SHEET

	As Reported(A)	Adjustments		Restated

ASSETS:
Current assets:
Cash and cash equivalents	$9,233,926	—		$9,233,926
Miscellaneous receivables	13,872	—		13,872
Prepaid expenses	16,947	—		16,947

Total current assets	9,264,745	—		9,264,745
Property and equipment, net	42,454	1	(1)	42,455
Other assets		—
Deferred interest	1,584,336	(1,584,336	)(2)	—
Deferred consulting	1,926,531	(1,926,531	)(3)	—

Total other assets	3,510,867	(3,510,867)		—

Total Assets	$12,818,066	$(3,510,866)		$9,307,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$566,146	—		566,146
Accrued liabilities	205,503	1	(1)	205,504
Notes payable	125,312	—		125,312

Total current liabilities	896,961	1		896,963

Stockholders’ equity (deficit):
Series A convertible preferred NovaRay Medical Inc.	495	—		495
Series A convertible preferred NovaRay Inc.	—
Common stock, NovaRay Medical Inc.	977	292		1,269
Common stock, NovaRay Inc.	—
Additional paid in capital	17,103,957	3,003,026	(1),(2)	14,100,931
Accumulated deficit	(5,180,194)	508,133	(4)	(5,688,327)
Less treasury stock	(4,130)	—		(4,130)

Total stockholders’ equity (deficit)	$11,921,105	$(3,510,867)		$8,410,238

Total Liabilities and stockholder’s equity (deficit)	12,818,066	(3,510,866)		9,307,198

(A)	Balances as reported on March 31, 2008, the filing date of the Company’s Form 10-KSB for the reporting year ending December 31, 2007.

(1)	Correction of rounding error

(2)	To reclassify warrants granted to Vision and investment advisors from deferred interest to closing costs and reverse impact of amortization

(3)	To correct treatment of Triple Ring Warrant which was initially recorded as a deferred asset and additional paid in capital for the full amount of the warrant.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	See explanations detailed in Statement of Operations on next page.

The following table presents the impact of the recording of the fair value of certain warrants and write-off of selling general and administrative expenses related adjustments on our previously reported statement of operations for the year ended December 31, 2007.

RECONCILIATION OF STATEMENT OF OPERATIONS

	As Reported(A)	Adjustments		Restated

Operating expenses:
Research and development	$313,896	$—		$313,896
General and administrative	1,275,458	—		1,275,458

Total operating expenses	1,589,354	—		1,589,354

Operating loss	(1,589,354)	—		(1,589,354)
Miscellaneous income	452,091	(452,091	)(1)	—
Interest income	4,875	—		4,875
Interest expense	(293,253)	255,805	(2)	(549,058)
Gain on extinguishment of debt	—	199,763	(1),(3)	199,763

Net loss	$(1,425,641)	$503,133		$1,933,764

Basic and diluted loss per share of common	$(0.21)	$(0.08)		$(0.29)

Weighted average number of common shares used in basic and diluted loss per share	6,689,392	6,689,392		6,689,392

(A)	Balances as reported on March 31, 2008, the filing date of the Company’s Form 10-KSB for the reporting year ending December 31, 2007.

(1)	To reclassify debt extinguishment costs from other income to a separate line item for extinguishment of debt.

(2)	To adjust interest expense for warrants costs to properly record them as closing costs and record the $263,000 beneficial conversion of shares as interest expense under EITF 00-27.

(3)	To reflect a $452,091 gain on extinguishment of debt reclassified as miscellaneous income and to properly record a debt conversion loss of $252,000 under FAS 84.

3.  Notes payable

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

Approximately $2.8 million of the short and long term notes classified as notes payable and long term debt and $172,000 of interest payable were converted into 1,198,559 shares of our Series A Convertible Preferred Stock at $2.67 per share. Freestanding warrants to purchase 400,521 shares of common stock at $4.25 per share were also

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued as part of this conversion. Approximately, $1,053,000 of the converted debt had a beneficial conversion option to purchase shares at a price of 80% of the common stock purchase price in the event of a financing event in excess of $10,000,000. In accordance with EITF 00-27, Application of Issue 98-5 to Certain Convertible Instrument, (“EITF-00-27”) Issue 7, the Company could not compute the number of shares that the holder would receive if the contingent event occurred. As allowed under EITF 00-27, Issue 7 the Company waited until the contingent event occurred and then computed the resulting number of shares that would be received pursuant to the new conversion price. 493,000 shares that were received upon conversion based on the adjusted conversion price as compared to 394,000 shares that would have been received prior to the financing event would result in 99,000 additional shares. These 99,000 shares multiplied by the commitment date stock price of $2.67 per share equals the incremental intrinsic value of $263,259 for the beneficial conversion option that results from conversion. The beneficial conversion option was transferred to equity at the date of conversion and charged to interest expense.

$1,053,000 of debt held by convertible debt holders with beneficial conversion options and the remaining $1,891,000 of the debt held by convertible debt holders who did not hold beneficial conversion options were also granted 400,521 5 year warrants to purchase common stock at $4.25 per share. These warrants are or were an inducement to convert debt and have been determined to be a change in conversion privileges as described in Statement of Financial Accounting Standards 84, Induced Conversions of Convertible Debt, “FAS 84.” Accordingly, the fair market value of approximately $252,000 for the 400,521 warrants as valued under the Black Scholes method using an exercise price of $4.25 per share, a volatility of 37.81%, and 3.625% risk free interest rate is used to recognize as a debt conversion expense for the excess of fair value of securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms.

4.  Long-term debt

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

These amounts were converted into the Company’s Series A preferred shares in December 2007. A gain from extinguishment of debt of $452,000 was recorded as a result of the repurchase of NovaRay Medical notes payable from a non-related party noteholder with a balance of $462,000, consisting of principal amount and interest payable of $325,000 and $137,000, respectively, due to the noteholder, in exchange for a cash payment of $10,000. Under APB 26, which applies to all extinguishments of debt affected by issuance of common stock or preferred stock and requires an entity to recognize a gain or loss calculated as the difference between reacquisition price and the carrying amount of the debt and debt related liabilities for interest payable. The extinguishment of debt was a non-recurring item.

5.  Income taxes

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

75% (1,248,439) warrants of the Series A Warrants which were related to Vision’s investment were treated as closing costs and charged against additional paid in capital in the amount of $786,517. $1,053,000 of debt held by convertible debt holders with beneficial conversion options and the remaining $1,891,000 of the debt held by convertible debt holders who did not hold beneficial conversion options were also granted 400,521 5 year warrants to purchase common stock at $4.25 per share. These warrants are or were an inducement to convert debt and have been determined to be a change in conversion privileges as described in Statement of Financial Accounting Standards 84, Induced Conversions of Convertible Debt, “FAS 84.” Accordingly, the fair market value of approximately $252,000 for the 400,521 warrants as valued under the Black Scholes method using an exercise price of $4.25 per share, a volatility of 37.81% , and 3.625% risk free interest rate is used to recognize as a debt conversion expense for the excess of fair value of securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms. The Series J, J-A and consultant warrants were treated as closing costs. The Triple Ring warrants are amortized over the two year period between warrant issuance and expected delivery of performance commitments under the measurement criteria specified by EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service.” These warrants are freestanding and require settlement in shares as defined in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

We have entered into an agreement with Triple Ring to perform ongoing product development work, final assembly and test for the cardiac imaging system (the “Professional Services Agreement”). As partial consideration for these services, we agreed to issue a warrant to Triple Ring to purchase 1,332,000 shares of NovaRay common stock pursuant to a Warrant to Purchase Shares of NovaRay, Inc. dated as of December 19, 2007. The warrant will not be exercisable until the acceptance by NovaRay of the deliverables from Triple Ring in accordance with the terms of the Professional Services Agreement. The exercise price for the warrant is established based on the timing of the acceptance by NovaRay of such deliverables and the estimated fair market value for each date of acceptance for each date of acceptance is set forth below:

	Exercise Price	Calculated Fair Value
Date of Acceptance of the Deliverables	per Share	of Warrants*

On or prior to March 30, 2009	$0.06	$3,476,000
On or after March 31, 2009 but on or prior to July 30, 2009	$0.15	$3,365,000
On or after July 30, 2009 but on or prior to December 30, 2009	$1.33	$1,956,000
On or after December 30, 2009 but on or prior to February 28, 2010	$2.67	$907,000

*	Calculated using Black-Scholes Method using exercise price, expected term of two years, and a risk free rate of 3.98%

In the event the acceptance by NovaRay of the deliverables does not occur by February 28, 2010, the warrant shall terminate and not be exercisable. Under EITF 96-18, the warrant is accounted for as follows: As the warrant price is variable dependent on an unknown delivery date, the measurement date is the date performance is complete. The warrant will be expensed as a research and development expense and credited to additional paid in capital evenly by month from period December 2007 until the warrant termination date in February 2010 to record expenses in the same manner as if the Company had paid cash for these services. Under Issue 4 of EITF 96-18,

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions where quantity of any of the terms are not known up front and involve counter party performance conditions which result in a range of aggregate fair values for the warrants depending on the delivery date are to be recorded at the lowest aggregate amount and adjusted for changes in aggregate fair value at interim reporting dates. The lowest aggregate fair value of $907,000 is based on an acceptance date between December 30, 2009 and February 28, 2010. As of December 31, 2007, management believed that the most probable acceptance date under the professional services agreement will be between August 1 and December 29, 2009 and has used the fair value of the warrant of $1,956,000 to value the warrant based on the expected acceptance date between December 30, 2009 and February 28, 2010.

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

7.  Related party transactions

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

Triple Ring Technologies, Inc.

We have entered into the Professional Services Agreement with Triple Ring to perform ongoing product development work, final assembly and test for the cardiac imaging system. As partial consideration for these services, we agreed to issue a warrant to Triple Ring to purchase 1,332,000 shares of NovaRay common stock pursuant to a Warrant to Purchase Shares of NovaRay, Inc. dated as of December 19, 2007. The warrant will not be exercisable until the acceptance by NovaRay of the deliverables from Triple Ring in accordance with the terms of the Professional Services Agreement. The exercise price for the warrant is established based on the timing of the acceptance by NovaRay of such deliverables as set forth below:

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

On December 27, 2007, we issued Series A Warrants to purchase 1,648,960 shares of our common stock at an exercise price of $4.25 per share pursuant to the Purchase Agreement. The following related parties are holders of Series A Warrants to purchase a total of 359,513 shares of our common stock.

Number of
Series A
Name	Warrants

BioBridge LLC	33,044
Lynda Wijcik	40,646
Wheatley MedTech Partners, LP	47,544
W Capital Partners II, L.P.	147,647
Heartstream Capital B.V.	90,632

359,513

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

8.  Commitments and contingencies

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

9.  Subsequent Events

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

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management; including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than a remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the existence of a material weakness related to its accounting for conversion of notes payable into preferred stock and its accounting for warrants related to this transaction and for warrants issued for services. We restated our consolidated financial statements for the year ended December 31, 2007 in order to properly reflect debt extinguishment and debt conversion expenses and the cost of warrants issued for debt conversion and non employee services.

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

Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the existence of a material weakness related to its accounting for conversion of notes payable into preferred stock and its accounting for warrants related to this transaction and for warrants issued for services. We restated our consolidated financial statements for the year ended December 31, 2007 in order to properly reflect debt extinguishment and debt conversion expenses and the cost of warrants issued for debt conversion and non employee services.

We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our accounting staff. This deficiency has been disclosed to our Board of Directors. We have taken the following steps to correct this weakness:

•	In July 2007, we engaged a third party consultant to assist in day to day accounting matters.

•	In July and August 2007, we upgraded our knowledge of accounting pronouncements related to debt extinguishment and conversion through training and study on the relevant pronouncements related to debt extinguishment, debt conversion and the related accounting for warrants issued during a debt conversion and warrants issued in exchange for services.

We believe that this effort is sufficient to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Officer and Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls.

Except as discussed above, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has concluded there were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Triple Ring Technologies, Inc.

We have entered into the Professional Services Agreement with Triple Ring to perform ongoing product development work, final assembly and test for the cardiac imaging system. As partial consideration for these services, NovaRay agreed to issue a warrant to Triple Ring to purchase 444,000 shares of NovaRay common stock pursuant to a Warrant to Purchase Shares of NovaRay, Inc. dated as of December 19, 2007. Pursuant to the Merger Agreement, we assumed such warrant and such warrant became exercisable for 1,332,000 shares of our common stock. The warrant will not be exercisable until the acceptance by NovaRay of the deliverables from Triple Ring in accordance with the terms of the Professional Services Agreement. The exercise price for the warrant is established based on the timing of the acceptance by NovaRay of such deliverables as set forth below:

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

On December 27, 2007, we issued Series A Warrants to purchase 1,648,960 shares of our common stock at an exercise price of $4.25 per share pursuant to the Purchase Agreement. The following related parties are holders of Series A Warrants to purchase a total of 359,513 shares of our common stock.

Number of
Series A
Name	Warrants

BioBridge LLC	33,044
Lynda Wijcik	40,646
Wheatley MedTech Partners, LP	47,544
W Capital Partners II, L.P.	147,647
Heartstream Capital B.V.	90,632

359,513

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2008.

NOVARAY MEDICAL, INC.

By:	/s/ Jack E. Price
Jack E. Price
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/ Jack E. Price Jack E. Price		President, Chief Executive Officer and Director (Principal Executive Officer)	August 8, 2008

/s/ Marc C. Whyte Marc C. Whyte		Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 8, 2008

Lynda L. Wijcik* Lynda L. Wijcik		Chairman of the Board of Directors	August 8, 2008

Edward G. Solomon* Edward G. Solomon		Director	August 8, 2008

David Dantzker* David Dantzker		Director	August 8, 2008

George J.M. Hersbach* George J.M. Hersbach		Director	August 8, 2008

*By:	/s/ Marc C. Whyte Marc C. WhyteAttorney-in-fact

Date: August 8, 2008