Form 10-Q/A
period 2008-03-31
NovaRay Medical, Inc.
filed 2008-08-08
CIK 1383529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 2
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

NOVARAY MEDICAL, INC.

EXPLANATORY NOTE
     We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, originally filed with the United States Securities and Exchange Commission (“SEC”) on May 14, 2008 and subsequently amended on June 24, 2008, in response to comments received from the SEC in connection with its review of our registration statement on Form S-1 (File No. 333-149917). This Amendment No. 2 revises, among other things, the following items:
Part I — Financial Information — Item 1 — Financial Statements
•	Condensed Consolidated Balance Sheets: This Amendment No. 2 amends and restates our Condensed Consolidated Balance Sheets at and as of March 31, 2008 and December 31, 2007. Such amendments and restatements had no effect on total assets (and total liabilities and stockholders’ deficit) in our Condensed Consolidated Balance Sheets at and as of March 31, 2008 and December 31, 2007, as reported in Amendment No. 1 to our Quarterly Report for the quarter ended March 31, 2008.

•	Condensed Consolidated Statements of Operations: This Amendment No. 2 amends and restates our Condensed Consolidated Statement of Operations for the period from our inception (June 7, 2005) to March 31, 2008 and for the three-month period ended March 31, 2008. The cumulative effects of such amendments and restatements consist of net loss for the period from our inception (June 7, 2005) to March 31, 2008 being increased by $510,324, from $7,210,575 (as reported in Amendment No. 1 to our Form 10-Q for the quarter ended March 31, 2008) to $7,720,899. Such amendments and restatements had no effect on net loss for the three-month period ended March 31, 2008.

•	Condensed Consolidated Statements of Cash Flows: This Amendment No. 2 amends certain items in our Condensed Consolidated Statements of Cash Flows for the period from our inception (June 7, 2005) to March 31, 2008 and for the three-month period ended March 31, 2008. Such amendments and restatements had no effect on cash and cash equivalents as of March 31, 2008.

•	Notes to the Consolidated Financial Statements: The Notes to the Consolidated Financial Statements have been amended to reflect the aforementioned changes and to conform to disclosures included in our registration statement on Form S-1 (File No. 333-149917).
Part I — Item 4T — Controls and Procedures
•	This Amendment No. 2 amends our conclusion regarding our disclosure controls and procedures as of March 31, 2008.
     This Amendment No. 2 does not reflect events occurring after the filing of the Quarterly Report as originally filed, or modify or update those disclosures affected by subsequent events. This Amendment No. 2 includes currently dated certifications pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NOVARAY MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$6,873,835	$9,233,926
Miscellaneous receivable	22,992	13,872
Prepaid expenses	227,372	16,947

Total current assets	7,124,199	9,264,745
Property and equipment, net	38,433	42,455

Other assets:
Deposits and restricted assets	635,000	—

Total other assets	635,000	—

Total assets	$7,797,632	$9,307,200

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$772,709	$566,146
Accrued liabilities	330,019	205,505
Notes payable	95,312	125,312

Total current liabilities	1,198,040	896,963

Total liabilities	1,198,040	896,963

Stockholders’ equity (deficit):
Series A convertible preferred stock, NovaRay Medical, Inc., $0.0001 par value Authorized shares 10,000,000; Issued 4,946,888 at March 31, 2008 and December 31, 2007 (Liquidation preference -$0- at March 31, 2007)	$495	$495
Common stock, NovaRay Medical, Inc., $0.0001 par value Authorized shares - 110,000,000; Issued and outstanding shares - 9,767,853 at March 31, 2008 and December 31, 2007	1,269	1,269
Additional paid-in capital	14,322,848	14,100,931
Deficit accumulated during the development stage	(7,720,899)	(5,688,327)
Less: treasury stock, at cost, 1,239,999 shares outstanding at March 31, 2008 and December 31, 2007,	(4,130)	(4,130)

Total stockholders’ equity (deficit)	6,599,592	8,410,238

Total liabilities and stockholders’ equity (deficit)	$7,797,632	$9,307,200

See accompanying notes to condensed consolidated financial statements.

NOVARAY MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

			From
			Inception
	Three Months Ended March 31,		(June 7, 2005)
	March 31,	March 31,	to March 31,
	2008	2007	2008
	(Restated)		(Restated)
Operating expenses:
Research and development	$1,275,593	$48,975	$1,623,286
General and administrative	773,183	267,686	5,497,022

Total operating expenses	2,048,776	316,661	7,120,308

Operating loss	(2,048,776)	(316,661)	7,120,308
Miscellaneous income	—	—	80,000
Interest income	19,209	1,245	25,311
Gain on extinguishment of debt	—	—	91,719
Interest expense	(2,995)	(53,633)	797,621

Net loss	$(2,032,562)	$(369,049)	$7,720,899
Basic and diluted loss per share of common stock	$(0.21)	$(0.05)	$(0.93)
Weighted average number of common shares outstanding used in basic and diluted loss per share	9,767,853	6,931,713	8,298,752

NOVARAY MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	Ended		From Inception
	March 31,	Ended	(June 7, 2005) to
	2008	March 31, 2007	March 31, 2008
	(Restated)		(Restated)
Operating activities:
Net loss	$(2,032,562)	$(1,150,535)	$(6,942,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,022	14,044	84,688
Loss on conversion of preferred debt	—	—	252,328
Beneficial conversion of convertible debt	—	—	263,528
Amortization of warrants in research and development	221,917	—	221,917
Amortization of warrants included in interest expense	—	—	19,000
Interest expense capitalized as long term debt	—	104,605	156,641
Interest expense converted to preferred stock	—	60,864	60,864

Changes in operating assets and liabilities
Miscellaneous receivables	(11,320)	(10,772)	(25,191)
Prepaid expenses	(208,225)	(146,753)	(225,172)
Accounts payable	208,561	78,233	774,707
Accrued liabilities	122,516	164,852	335,203

Net cash used in operating activities	(1,695,091)	(885,462)	5,828,830

Investing activities:

Property and equipment assigned by shareholders	—	—	(75,754)
Restricted cash for lease deposit	(135,000)	—	(135,000)
Security deposit with related party	(500,000)	—	(500,000)

Net cash used in investing activities	(635,000)	—	(710,754)

Financing activities:
Repayment of long-term debt	—	—	—
Proceeds from subscriptions receivable	—		100,472
Proceeds from issuance of short term debt	—	625,000	1,742,805
Long-term debt assumed at inception in connection with the acquisition of intellectual property	—	—	1,283,473
Proceeds from sale of Series A convertible preferred stock	—	390,000	10,429,820
Repayment of notes payable	(30,000)	—	(30,000)
Issuance costs incurred in sale of Series A convertible preferred stock	—	(24,910)	(122,910)
Proceeds from sale of common stock	—	—	13,889
Purchase of treasury stock	—	(4,130)	(4,130)

Net cash provided (used) by financing activities	(30,000)	985,960	13,413,419

Net increase (decrease) in cash and cash equivalents	(2,360,091)	100,498	6,873,835
Cash and cash equivalents—beginning of period	9,233,926	40,827	—

Cash and cash equivalents—end of period	$6,873,835	$141,325	$6,873,835

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—	$26,696
Cash paid for taxes	$—	$—	$2,827
Supplemental Disclosure of Non-Cash Financing Activities
Convertible preferred stock issued in exchange for cancellation of debt	$—	$—	$3,921,903
Convertible preferred stock issued in exchange for cancellation of accrued interest on debt	$—	$60,864	$233,182
Interest expense capitalized as long term debt	$—	$104,605	$156,641
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
     As of March 31, 2008 and December 31, 2007, the Company’s fair values of its financial assets and liabilities which consist of cash and cash equivalents, accounts payable and convertible promissory notes approximate their carrying amount due to the short period of time to maturity. As such, this pronouncement has no impact on the Company’s financial statements to date.
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

The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously reported balance sheet as of March 31, 2008 and December 31, 2007:

RECONCILIATION OF BALANCE SHEET AS OF MARCH 31, 2008

	As Reported (A)	Adjustments		Restated

Current Assets
Cash and cash equivalents	$6,873,835	$—		$6,873,835
Miscellaneous receivables	22,992	—		22,992
Prepaid expenses	225,172	(2,200	)(1)	227,372

Total Current Assets	7,121,999	(2,200)		7,124,199
Property, plant, and equipment, net	38,433			38,433
Other assets
Deferred interest	1,469,955	1,469,955	(2)	—
Deferred consulting	1,704,614	1,704,614	(3)	—
Deposits and restricted assets	635,000	—		635,000

Total other assets	3,809,569	3,174,569		635,000

Total Assets	$10,970,001	$3,172,369		$7,797,632

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$772,707	$(2	)(1)	$772,709
Accrued liabilities	330,019	—		330,019
Notes payable	95,312	—		95,312

Total current liabilities	1,198,038	(2)		1,198,040
Stockholders’ equity (deficit):
Series A convertible preferred NovaRay Medical Inc	495	—		495
Common stock, NovaRay Medical Inc.	1,269	—		1,269
Additional paid in capital	17,103,665	2,780,817	(2),(3)	14,322,848
Deficit accumulated during the development stage	(7,327,137)	393,762	(4)	(7,720,899)
Less treasury stock	(4,130)	—		(4,130)

Total stockholders’ equity (deficit)	$9,774,162	$3,174,570		$6,599,592

Total Liabilities and stockholder’s equity (deficit)	$10,972,200	$3,174,568		$7,797,632

(A)	Balance as reported May 14, 2008, the filing date of the Company’s 10-Q for the quarter ended March 31, 2008.

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

(4)	Impact of adjustments above on deficit accumulated during the development period

NOVARAY MEDICAL, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RECONCILIATION OF BALANCE SHEET DECEMBER 31, 2007

	As Reported (A)	Adjustments		Restated

ASSETS:
Current assets:
Cash and cash equivalents	$9,233,926	—		$9,233,926
Miscellaneous receivables	13,872	—		13,872
Prepaid expenses	16,947	—		16,947

Total current assets	9,264,745	—		9,264,745
Property and equipment, net	42,454	1	(1)	42,455
Other assets		—
Deferred interest	1,584,336	(1,584,336	)(2)	—
Deferred consulting	1,926,531	(1,926,531	)(3)	—

Total other assets	3,510,867	(3,003,026)

Total Assets	$12,818,066	$(3,510,866)		$9,307,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$566,146	—		566,146
Accrued liabilities	205,503	1	(1)	205,504
Notes payable	125,312	—		125,312

Total current liabilities	896,961	1		896,963

Stockholders’ equity (deficit):
Series A convertible preferred NovaRay Medical Inc.	495	—		495
Series A convertible preferred NovaRay Inc.	—
Common stock, Novaray Medical Inc.	977	292	(1)	1,269
Common stock, Novaray Inc.	—
Additional paid in capital	17,103,957	$(3,003,026	)(1),(2)	14,100,391
Accumulated deficit	(5,180,194)	(508,133	) (4)	(5,688,327)
Less treasury stock	(4,130)	—		(4,130)

Total stockholders’ equity (deficit)	$11,921,105	$(3,510,867)		$8,410,238

Total Liabilities and stockholder’s equity (deficit)	$12,818,066	$(3,510,866)		$9,307,200

(A)	Balances as reported March 31, 2008, the filing date of the Company’s Form 10 KSB for the reporting year ending December 31, 2007.

(1)	Correction of rounding error

(2)	To reclassify warrants granted to Vision and investment advisors from deferred interest to closing costs and reverse impact of amortization

(3)	To correct treatment of Triple Ring Warrant which was initially recorded as a deferred asset and additional paid in capital for the full amount of the warrant and beneficial conversion option for debt conversion.

(4)	See explanations detailed in Statement of Operations on next page.

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

RECONCILIATION OF STATEMENT OF OPERATIONS AS OF MARCH 31, 2008

	As Reported(A)	Adjustments		Restated

Operating expenses
Research and development	$1,275,593	—		$1,275,593
General and administrative	773,183	—		773,183

Total operating expenses	$2,048,776	$—		$2,048,776

Operating loss
Miscellaneous income	—	—		—
Interest income	19,209	—		19,209
Interest expense	(117,376)	(114,381	)(1)	(2,995)

Net loss	$1,950,609	$(114,381)		$2,032,562

Basic and diluted loss per share of common	$(0.20)	$(0.01)		$(0.21)
Weighted average number of shares used in basic and diluted loss per share	9,767,853	9,767,853		9,767,853

(A)	Balance as reported May 14, 2008, the filing date of the Company’s 10Q for the quarter ended March 31, 2007.

(1)	To adjust interest expense for warrant costs to properly record them as closing costs

RECONCILIATION OF STATEMENT OF OPERATIONS FOR THE YEAR ENDED
DECEMBER 31, 2007

	As Reported(B)	Adjustments		Restated

Operating expenses:
Research and development	$313,896	$—		$313,896
General and administrative	1,275,458	—		1,275,458

Total operating expenses	1,589,354	—		1,589,354

Operating loss	(1,589,354)	—		(1,589,354)
Miscellaneous income	452,091	(452,091	)(1)	—
Interest income	4,875	—		4,875
Interest expense	(293,253)	(255,805	)(2)	(549,058)
Gain on extinguishment of debt	—	199,763	(1),(3)	199,763

Net loss	$(1,425,641)	$(508,133)		$(1,933,774)

Basic and diluted loss per share of common	$(0.21)	$(0.08)		$(0.29)

Weighted average number of common shares used in basic and diluted loss per share	6,689,392	6,689,392		6,689,392

(B)	Balance as reported March 31, 2008, the filing date of the Company’s form 10KSB for the reporting year ending December 31, 2007.

(1)	To reclassify debt extinguishment costs from other income to a separate line item for extinguishment of debt

(2)	To adjust interest expense for warrants costs to properly record them as closing costs and recorded the $263,000 beneficial conversion option of shares as interest expense under EITF 00-27.

(3)	To reflect a $452.091 gain on extinguishment of debt reclassified from miscellaneous income and to properly record debt conversion loss of $252,000 under FAS 84.

3. Other Assets
Deposits and restricted assets
     As of March 31, 2008 and December 31, 2007, the Company’s deposits and restricted assets consisted of the following:

	March 31,	December 31,
	2008	2007
Deposits to a related party	$500,000	$—
Restricted cash for a lease	135,000	—

Total deferred assets	$635,000	$—

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
     Approximately $2.8 million of the short- and long-term notes classified as notes payable and long-term debt, and $172,000 of interest payable, were converted into 1,198,559 shares of our Series A Convertible Preferred Stock at $2.67 per share. Freestanding warrants to purchase 400,521 shares of our common stock at $4.25 per share were also issued as part of this conversion. Approximately, $1,053,000 of the converted debt had a beneficial conversion option to purchase shares at a price of 80% of the common stock purchase price in the event of a financing event in excess of $10,000,000. In accordance with EITF 00-27, Application of Issue 98-5 to Certain Convertible Instrument, (“EITF-00-27”) Issue 7, the Company could not compute the number of shares that the holder would receive if the contingent event occurred. As allowed under EITF 00-27, Issue 7 the Company waited until the contingent event occurred and then computed the resulting number of shares that would be received pursuant to the new conversion price. 493,000 shares that were received upon conversion based on the adjusted conversion price as compared to 394,000 shares that would have been received prior to the financing event would result in 99,000 additional shares. These 99,000 shares multiplied by the commitment date stock price of $2.67 per share equals the incremental intrinsic value of $263,259 for the beneficial conversion option that results from conversion. The beneficial conversion option was transferred to equity at the date of conversion and charged to interest expense.
     $1,053,000 of debt held by convertible debt holders with beneficial conversion options and the remaining $1,891,000 of the debt held by convertible debt holders who did not hold beneficial conversion options were also granted 400,521 5 year warrants to purchase common stock at $ 4.25 per share. These warrants are or were an inducement to convert debt and have been determined to be a change in conversion privileges as described in Statement of Financial Accounting Standards 84, Induced Conversions of Convertible Debt,“FAS84.” Accordingly, the fair market value of approximately $252,000 for the 400,521 warrants as valued under the Black Scholes method using an exercise price of $4.25 per share, a volatility of 37.81%, and 3.625% risk free interest rate is used to recognize as a debt conversion expense for the excess of fair value of securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms.

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
     During the three months ended March 31, 2008 and 2007, the Company recorded amortization expense for warrants issued to a related party in December 2007 as research and development expenses of $221,917 and $0, respectively. (See Note 8, “Related party transactions — Triple Ring Technologies, Inc.”).
     75% (1,248,439 warrants) of the Series A Warrants which were related to Vision’s investment were treated as closing costs and charged against additional paid in capital in the amount of $786,517. $1,053,000 of debt held by convertible debt holders with beneficial conversion options and the remaining $1,891,000 of the debt held by convertible debt holders who did not hold beneficial conversion options were also granted 400,521 5 year warrants to purchase common stock at $4.25 per share. These warrants are or were an inducement to convert debt and have been determined to be a change in conversion privileges as described in Statement of Financial Accounting Standards 84, Induced Conversions of Convertible Debt, “FAS84.” Accordingly, the fair market value of approximately $252,000 for the 400,521 warrants as valued under the Black Scholes method using an exercise price of $4.25 per share, a volatility of 37.81%, and 3.625% risk free interest rate is used to recognize as a debt conversion expense for the excess of fair value of securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms. The Series J, J-A, and consultant warrants are amortized over the expected term of the warrants. The Triple Ring warrants are amortized over the two-year period between warrant issuance and expected delivery of performance commitments under the measurement criteria specified by EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” These warrants are freestanding and require settlement in shares as defined in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”
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

* Calculated using Black Scholes method using exercise price, expected term of two years, and a risk free rate of $3.98%.
     In the event the acceptance by NovaRay of the deliverables does not occur by February 28, 2010, the warrant shall terminate and not be exercisable. Under EITF 96-18, the warrant is accounted for as follows: As the warrant price is variable dependent on an unknown delivery date, the measurement date is the date performance is complete. The warrant will be expensed as a research and development expense and credited to additional paid in capital evenly by month from period December 2007 until the warrant termination date in February 2010 to record expenses in the same manner as if the Company had paid cash for these services. Under Issue 4 of EITF 96-18, transactions where quantity of any of the terms are not known up front and involve counter party performance conditions which result in a range of aggregate fair values for the warrants depending on the delivery date are to be recorded at the lowest aggregate amount and adjusted for changes in aggregate fair value at interim reporting dates. The lowest aggregate fair value of $907,000 is based on an acceptance date between December 30, 2009 and February 28, 2010. As of December 31, 2007, management believed that the most probable acceptance date under the professional services agreement will be between August 1 and December 29, 2009 and has used the fair value of the warrant of $1,956,000 to value the warrant based on the expected acceptance date between December 30, 2009 and February 28, 2010.
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
8. Related party transactions
Triple Ring Technologies, Inc.
     NovaRay has entered into the Professional Services Agreement with Triple Ring to perform ongoing product development work, final assembly and test for the cardiac imaging system. As partial consideration for these services, NovaRay issued a warrant to Triple Ring to purchase 1,332,000 shares of NovaRay common stock pursuant to a Warrant to Purchase Shares of NovaRay, Inc. dated as of December 19, 2007. The warrant will not be exercisable until the acceptance by NovaRay of the deliverables from Triple Ring in accordance with the terms of the Professional Services Agreement. The exercise price for the warrant is established based on the timing of the acceptance by NovaRay of such deliverables as set forth below:

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

Number of
Series A
Name	Warrants
BioBridge LLC	33,044
Lynda Wijcik	40,646
Wheatley MedTech Partners, LP	47,544
W Capital Partners II, L.P.	147,647
Heartstream Capital B.V	90,632

359,513
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
10. Subsequent Events
     None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Statements in this Quarterly Report on Form 10-Q/A Amendment No. 2 may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These forward-looking statements include, without limitation, those statements contained in this Quarterly Report on Form 10-Q/A Amendment No. 2 regarding our anticipated growth, our expectation to pay in 2008 incurred expenses for insurance, audit and consulting fees and interest expense, the effects of the adoption of accounting standards on our financial statements, our statement that development and manufacturing expenses are anticipated to increase in future years, our expectation that we will incur increased selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system, our expectation that our need for funds will increase from period to period as we increase the scope of our development, marketing, and manufacturing activities, our statement that we anticipate incurring expenses of approximately $6.0 million for the development and manufacturing startup and the marketing, sales, regulatory and general administrative expenses over the next nine months, our expectation with respect to future hiring by us, our expectation that we will expand our production facilities or establish alternate facilities, our beliefs regarding our efforts to remediate deficiencies in our internal control over financial reporting, anticipated timing of acceptance of deliverables in connection with our professional services agreement with Triple Ring Technologies,Inc., and our belief that the financial resources available to us, including our current working capital, will be sufficient to finance our planned operations and capital expenditures until the beginning of our second fiscal quarter of 2009. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those factors described under “Risk Factors,” in our Form 10-KSB for the year ended December 31, 2007, and other filings we filed with the Securities and Exchange Commission (the “SEC”), and those factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q/A Amendment No. 2. In addition, such statements could be affected by risks and uncertainties related to unanticipated changes and effects to accounting standards to which we are subject, unanticipated costs related to development and manufacturing of our products, the failure by us to establish early placements of our product, the risk that our products will be found to be ineffective, or that the product, if effective, will be difficult to manufacture on a large scale, or will be uneconomical to market, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q/A Amendment No. 2.
Overview
     The following Management Discussion is focused on the current and historical operations of NovaRay, and excludes the prior operations of Vision Acquisition I, Inc.
     We were incorporated in June 2005, and shortly thereafter the assets (along with the related underlying debt) of NexRay, Inc. (“NexRay”) were contributed to NovaRay in connection with the foreclosure proceedings by certain lenders of NexRay that are currently investors in us. We have incurred ongoing losses totaling approximately $7.7 million from operations since our date of inception (June 7, 2005) through March 31, 2008. To date, substantially all of our expenditures have been related to administration, continuing intellectual property maintenance, and support of the cardiac catheterization imaging system technology. Development and manufacturing expenses are anticipated to increase in future years for personnel and equipment cost required for the product introduction and the start-up of our manufacturing efforts. We expect to incur increased selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system.

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
Results of Operations
     Research and Development
     Research and development expenses are primarily attributable to Triple Ring performing research and development activities for NovaRay Medical and the amortization of warrant costs pursuant to a Warrant to Purchase Shares of NovaRay, Inc. dated as of December 19, 2007, exercisable for 1,332,000 shares of our common stock. Research and development costs increased approximately $1,227,000, or 2,505%, from $48,975 during the three months ended March 31, 2007, to $1.3 million during the three months ended March 31, 2008, due to increased use of the services of Triple Ring to accelerate the research and development a NovaRay Medical product. Approximately $1,053,000 was spent on development projects with Triple Ring during the quarter ended March 31, 2008 as compared with approximately $49,000 during the quarter ended March 31, 2007. Warrant amortization was approximately $221,000 for the three months ended March 31, 2008. There were no warrant amortization costs in 2007. See “Part I — Financial Information — Item 1. Financial Statements — Footnote 8. Related party transactions.”
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
     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the existence of a material weakness related to its accounting for conversion of notes payable into preferred stock and its accounting for warrants related to this transaction and for warrants issued for services. We restated our consolidated financial statements for the year ended December 31, 2007 and quarter ended March 31, 2008 in order to properly reflect debt extinguishment and debt conversion expenses and the cost of warrants issued for debt conversion and non employee services.
     We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our accounting staff. This deficiency has been disclosed to our Board of Directors. We have taken the following steps to correct this weakness:
•	In July 2007, we engaged a third party consultant to assist in day to day accounting matters .

•	In July and August 2007, we upgraded our knowledge of accounting pronouncements related to debt extinguishment and conversion through training and study on the relevant pronouncements related to debt extinguishment, debt conversion and the related accounting for warrants issued during a debt conversion and warrants issued in exchange for services.
     We believe that this effort is sufficient to fully remedy this deficiency and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Officer and Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.
Changes in Internal Controls
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