Form 10KSB/A
period 2007-12-31
NovaRay Medical, Inc.
filed 2008-08-14
CIK 1383529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 4

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

Transitional Small Business Disclosure Format (check one):  Yes ☐     No  ☑

DOCUMENTS INCORPORATED BY REFERENCE:

None

EXPLANATORY NOTE

We are filing this Amendment No. 4 to our Annual Report on Form 10-KSB for the year ended December 31, 2007, originally filed with the United States Securities and Exchange Commission on March 31, 2008, and subsequently amended on May 12, 2008, June 24, 2008 and August 8, 2008, to correct the following typographical errors:

•	Consolidated Statements of Cash Flows. We corrected the number in our Consolidated Statements of Cash Flows relating to net loss for the twelve months ended December 31, 2007, by changing such number from “($1,149,565)” to “($1,933,774)” to conform to the net loss number appearing in the Consolidated Statements of Operations for the twelve months ended December 31, 2007 on page 24.

•	Management’s Discussion and Analysis or Plan of Operation. We corrected the first sentence of the subsection titled “Other Income (Expense)” in the section titled “Management’s Discussion and Analysis or Plan of Operation” to correct the description related to “other expense” and amend the explanation of other expense for the year ended December 31, 2006 by changing such number from “$303,000” to “$164,000”, and for the year ended December 31, 2007 by changing such number from “$720,711” to “$344,420’’.

The changes listed above did not have any effect on cash and cash equivalents at December 31, 2007 in the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2007.

This Amendment No. 4 to our Annual Report on Form 10-KSB does not reflect events occurring after the filing of the Annual Report as originally filed, or modify or update those disclosures affected by subsequent events. This Amendment No. 4 includes currently dated certifications pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

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

Other Income (Expense)

Other expense increased 110% from $164,000 for the year ended December 31, 2006 to $344,420 for the year ended December 31, 2007 due to two separate transactions for extinguishment of debt.

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

See accompanying auditors’ report and notes to consolidated financial statements

NOVARAY MEDICAL, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months	Twelve Months	From Inception
	Ended	Ended	(June 7, 2005) to
	December 31,	December 31,	December 31,
	2007	2006	2007
	(Restated)		(Restated)

Operating activities:
Net loss	$(1,933,774)	$(1,150,535)	$(5,688,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,701	14,044	80,666
Loss on conversion of debt	252,328	—	252,328
Beneficial conversion of convertible debt	263,528	—	263,528
Interest expense capitalized as long term debt	—	104,605	156,641
Interest expense converted to preferred stock	—	60,864	60,864
Changes in operating assets and liabilities:
Miscellaneous receivables	(3,099)	(10,772)	(13,871)
Prepaid expenses	129,806	(146,753)	(16,947)
Accounts payable	487,913	78,233	566,146
Accrued liabilities	(170,632)	164,852	205,233

Net cash used in operating activities	(918,229)	(885,462)	(4,133,739)

Investing activities:
Property and equipment purchased, and property and equipment assigned by shareholders	(5,531)	—	(75,754)

Net cash used in investing activities	(5,531)	—	(75,754)

Financing activities:
Proceeds from subscriptions receivable	100,472	—	100,472
Proceeds from issuance of short term debt	—	625,000	1,742,805
Long-term debt assumed at inception in connection with the acquisition of intellectual property	—	—	1,283,473
Proceeds from sale of Series A convertible preferred stock	10,000,000	390,000	10,429,820
Issuance costs incurred in sale of Series A convertible preferred stock	(98,000)	(24,910)	(122,910)
Proceeds from sale of common stock	13,889	—	13,889
Purchase of treasury stock	—	(4,130)	(4,130)

Net cash provided by financing activities	10,016,361	985,960	13,443,419

Net increase in cash and cash equivalents	9,092,601	100,498	9,233,926
Cash and cash equivalents — beginning of period	141,325	40,827	—

Cash and cash equivalents — end of period	$9,233,926	$141,325	$9,233,926

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$26,696	$—	$—
Cash paid for taxes	$2,827	$—	$—
Supplemental Disclosure of Non-Cash Financing Activities
Convertible preferred stock issued in exchange for cancellation of debt	$2,771,955	$1,149,948	$3,921,903
Convertible preferred stock issued in exchange for cancellation of accrued interest on debt	$172,318	$60,864	$233,182
Interest expense capitalized as long term debt	$—	$104,605	$156,641

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2008.

NOVARAY MEDICAL, INC.

By:	/s/ Jack E. Price
Jack E. Price
President and Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature		Title	Date

/s/ Jack E. Price Jack E. Price		President, Chief Executive Officer and Director (Principal Executive Officer)	August 14, 2008

/s/ Marc C. Whyte Marc C. Whyte		Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 14, 2008

Lynda L. Wijcik* Lynda L. Wijcik		Chairman of the Board of Directors	August 14, 2008

Edward G. Solomon* Edward G. Solomon		Director	August 14, 2008

David Dantzker* David Dantzker		Director	August 14, 2008

George J.M. Hersbach* George J.M. Hersbach		Director	August 14, 2008

*By:	/s/ Marc C. Whyte Marc C. WhyteAttorney-in-fact

Date: August 14, 2008