Form 10-Q
period 2008-06-30
NovaRay Medical, Inc.
filed 2008-08-14
CIK 1383529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2008.
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
N/A
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 12, 2008, there were 9,767,853 shares of common stock, par value $.0001 per share, outstanding.

NOVARAY MEDICAL, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NOVARAY MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$4,241,289	$9,233,926
Miscellaneous receivable	394,385	13,872
Prepaid expenses	336,643	16,947

Total current assets	4,972,317	9,264,745
Property and equipment, net	105,287	42,455

Other assets:
Deposits and restricted assets	635,000	—

Total other assets	635,000	—

Total assets	$5,712,604	$9,307,200

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,444,514	$566,146
Accrued liabilities	247,210	205,505
Notes payable	95,312	125,312

Total current liabilities	2,787,036	896,963

Total liabilities	2,787,036	896,963

Stockholders’ equity (deficit):
Series A convertible preferred stock, NovaRay Medical, Inc., $0.0001 par value Authorized shares 10,000,000; Issued 4,946,888 at June 30, 2008 and December 31, 2007 (Liquidation preference -$0- at June 30, 2008)	$495	$495
Common stock, NovaRay Medical, Inc., $0.0001 par value Authorized shares - 110,000,000; Issued and outstanding shares - 9,767,853 at June 30, 2008 and December 31, 2007	1,269	1,269
Additional paid-in capital	14,544,764	14,100,931
Deficit accumulated during the development stage	(11,616,831)	(5,688,327)
Less: treasury stock, at cost, 1,239,999 shares outstanding at June 30, 2008 and December 31, 2007,	(4,130)	(4,130)

Total stockholders’ equity (deficit)	2,925,567	8,410,238

Total liabilities and stockholders’ equity (deficit)	$5,712,603	$9,307,200

See accompanying notes to condensed consolidated financial statements.

NOVARAY MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended		From Inception (June 7, 2005)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2008	2007	2008	2007	2008
Operating expenses:
Research and development	$3,008,393	63,483	$4,283,986	$112,458	$4,631,679
General and administrative	897,705	244,214	1,670,888	511,900	6,394,727

Total operating expenses	3,906,098	307,697	5,954,874	624,358	11,026,406

Operating loss	(3,906,098)	(307,697)	(5,954,874)	(624,358)	(11,026,406)

Miscellaneous income	—	—	—	—	80,000
Interest income	13,007	1,258	32,216	2,502	38,328
Gain on extinguishment of debt			—	—	91,719
Interest expense	(2,851)	(69,381)	(5,846)	(123,014)	(800,472)

Net loss	$(3,895,942)	$(375,820)	$(5,928,504)	$(744,870)	$(11,616,831)
Basic and diluted loss per share of common stock	$(0.40)	$(0.05)	$(0.61)	$(0.11)	$(1.51)
Weighted average number of common shares outstanding used in basic and diluted loss per share	9,787,853	6,931,713	9,767,853	6,931,713	7,705,984

NOVARAY MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended,
			From Inception
	June 30,	June 30,	(June 7, 2005) to
	2008	2007	June 30, 2008
Operating activities:
Net loss	$(5,928,504)	$(744,870)	$(11,616,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,803	7,703	89,469
Loss on conversion of preferred debt	—	—	252,328
Beneficial conversion of convertible debt	—	—	263,528
Amortization of warrants in research and development	443,833	—	443,833
Interest expense capitalized as long term debt	—	104,605	156,641
Interest expense converted to preferred stock	—	60,864	60,864
Changes in operating assets and liabilities
Miscellaneous receivables	(380,513)	7,915	(394,384)
Prepaid expenses	(319,696)	(127,064)	(336,643)
Accounts payable	1,878,368	96,128	2,444,514
Accrued liabilities	41,707	(89,125)	246,940

Net cash used in operating activities	(4,256,002)	(684,564)	(8,389,741)

Investing activities:
Property and equipment assigned by shareholders and purchased	(71,635)	(10,216)	(147,389)
Restricted cash for lease deposit	(135,000)	—	(135,000)
Security deposit with related party	(500,000)	—	(500,000)

Net cash used in investing activities	(706,635)	—	(782,389)

Financing activities:
Repayment of long-term debt	—	—	—
Proceeds from subscriptions receivable	—		100,472
Proceeds from issuance of short term debt	—	625,000	1,742,805
Long-term debt assumed at inception in connection with the acquisition of intellectual property	—	—	1,283,473
Proceeds from sale of Series A convertible preferred stock	—	390,000	10,429,820
Repayment of notes payable	(30,000)	—	(30,000)
Issuance costs incurred in sale of Series A convertible preferred stock	—	(24,910)	(122,910)
Proceeds from sale of common stock	—	—	13,889
Purchase of treasury stock	—	(4,130)	(4,130)

Net cash provided (used) by financing activities	(30,000)	985,960	13,413,419

Net increase (decrease) in cash and cash equivalents	(4,992,637)	291,180	4,241,289
Cash and cash equivalents—beginning of period	9,233,926	40,827	—

Cash and cash equivalents—end of period	$4,241,289	$332,007	$4,241,289

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—	$26,696
Cash paid for taxes	$—	$—	$2,827
Supplemental Disclosure of Non-Cash Financing Activities
Convertible preferred stock issued in exchange for cancellation of debt	$—	$—	$3,921,903
Convertible preferred stock issued in exchange for cancellation of accrued interest on debt	$—	$60,864	$233,182
Interest expense capitalized as long term debt	$—	$104,605	$156,641
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
Fair values of financial instruments
     At June 30, 2008 and December 31, 2007, fair values of cash and cash equivalents, accounts payable and convertible promissory notes approximate their carrying amount due to the short period of time to maturity.

Property and equipment
     The Company records property and equipment at cost and calculates depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be three years. As of June 30, 2008 and December 31, 2007, the Company’s property and equipment consisted of the following:

	June 30,	December 31,
	2008	2007
Computer hardware, software, and equipment	$96,483	$80,439
Less: accumulated depreciation	(46,788)	(37,984)
Leasehold improvements in progress	55,592	—

Property and equipment, net	$105,287	$42,455

     During the six months ended June 30, 2008 and 2007, the Company recorded depreciation expense of $8,803 and $7,703, respectively.
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
     Loss per share is as follows:

	Six months ended June 30,
	2008	2007
Basic and Diluted:
Net loss available to common shareholders	$(5,928,504)	$(744,870)

Net loss per share available to common shareholders	$(0.61)	$(0.11)

Weighted average common shares outstanding	9,767,853	6,931,713

     For the years ended June 30, 2008 and 2007, potentially dilutive common shares under the warrant agreements, convertible debt and preferred stock of 11,607,138 and 1,307,444, respectively, were not included in the calculation of diluted loss per share as they were antidilutive.
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
     As of June 30, 2008 and December 31, 2007, the Company’s fair values of its financial assets and liabilities which consist of cash and cash equivalents, accounts payable and convertible promissory notes approximate their carrying amount due to the short period of time to maturity. As such, this pronouncement has no impact on the Company’s financial statements to date.
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

NOVARAY MEDICAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Restatement
     The financial data as of December 31, 2007, and for the year then ended as presented in the accompanying financial statements, and the financial statements as of March 31, 2008, and for the quarter then ended have been restated and corrected for errors relating to the following:
     The following table presents the impact of the additional stock-based compensation expense-related adjustments on our previously reported balance sheet as of March 31, 2008 and December 31, 2007:
RECONCILIATION OF BALANCE SHEET AS OF MARCH 31, 2008

	As Reported (A)	Adjustments		Restated
Current Assets
Cash and cash equivalents	$6,873,835	$—		$6,873,835
Miscellaneous receivables	22,992	—		22,992
Prepaid expenses	225,172	(2,200	)(1)	227,372

Total Current Assets	7,121,999	(2,200)		7,124,199
Property, plant, and equipment, net	38,433			38,433
Other assets
Deferred interest	1,469,955	1,469,955	(2)	—
Deferred consulting	1,704,614	1,704,614	(3)	—
Deposits and restricted assets	635,000	—		635,000

Total other assets	3,809,569	3,174,569		635,000

Total Assets	$10,970,001	$3,172,369		$7,797,632

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$772,707		$(2)(1)	$772,709
Accrued liabilities	330,019	—		330,019
Notes payable	95,312	—		95,312

Total current liabilities	1,198,038		(2)	1,198,040
Stockholders’ equity (deficit):
Series A convertible preferred NovaRay Medical Inc	495	—		495
Common stock, NovaRay Medical Inc.	1,269	—		1,269
Additional paid in capital	17,103,665	2,780,817	(2),(3)	14,322,848
Deficit accumulated during the development stage	(7,327,137)	393,762	(4)	(7,720,899)
Less treasury stock	(4,130)	—		(4,130)

Total stockholders’ equity (deficit)	$9,774,162	$3,174,570		$6,599,592

Total Liabilities and stockholder’s equity (deficit)	$10,972,200	$3,174,568		$7,797,632

(A)	Balance as reported May 14, 2008, the filing date of the Company’s 10-Q for the quarter ended March 31, 2008.

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

(4)	Impact of adjustments above on deficit accumulated during the development period

NOVARAY MEDICAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RECONCILIATION OF BALANCE SHEET DECEMBER 31, 2007

	As Reported (A)	Adjustments		Restated
ASSETS:
Current assets:
Cash and cash equivalents	$9,233,926	—		$9,233,926
Miscellaneous receivables	13,872	—		13,872
Prepaid expenses	16,947	—		16,947

Total current assets	9,264,745	—		9,264,745
Property and equipment, net	42,454	1	(1)	42,455
Other assets		—
Deferred interest	1,584,336	(1,584,336	)(2)	—
Deferred consulting	1,926,531	(1,926,531	)(3)	—

Total other assets	3,510,867	(3,003,026)

Total Assets	$12,818,066	$(3,510,866)		$9,307,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$566,146	—		566,146
Accrued liabilities	205,503	1	(1)	205,504
Notes payable	125,312	—		125,312

Total current liabilities	896,961	1		896,963

Stockholders’ equity (deficit):
Series A convertible preferred NovaRay Medical Inc.	495	—		495
Series A convertible preferred NovaRay Inc.	—
Common stock, Novaray Medical Inc.	977	292	(1)	1,269
Common stock, Novaray Inc.	—
Additional paid in capital	17,103,957	$(3,003,026	)(1),(2)	14,100,391
Accumulated deficit	(5,180,194)	(508,133	)(4)	(5,688,327)
Less treasury stock	(4,130)	—		(4,130)

Total stockholders’ equity (deficit)	$11,921,105	$(3,510,867)		$8,410,238

Total Liabilities and stockholder’s equity (deficit)	$12,818,066	$(3,510,866)		$9,307,200

(A)	Balances as reported March 31, 2008, the filing date of the Company’s Form 10 KSB for the reporting year ending December 31, 2007.

(1)	Correction of rounding error

(2)	To reclassify warrants granted to Vision and investment advisors from deferred interest to closing costs and reverse impact of amortization

(3)	To correct treatment of Triple Ring Warrant which was initially recorded as a deferred asset and additional paid in capital for the full amount of the warrant and beneficial conversion option for debt conversion.

(4)	See explanations detailed in Statement of Operations on next page.

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
RECONCILIATION OF STATEMENT OF OPERATIONS AS OF MARCH 31, 2008

	As Reported(A)	Adjustments		Restated
Operating expenses
Research and development	$1,275,593	—		$1,275,593
General and administrative	773,183	—		773,183

Total operating expenses	$2,048,776	$—		$2,048,776

Operating loss Miscellaneous income	—	—		—
Interest income	19,209	—		19,209
Interest expense	(117,376)	(114,381	)(1)	(2,995)

Net loss	$1,950,609	$(114,381)		$2,032,562

Basic and diluted loss per share of common	$(0.20)	$(0.01)		$(0.21)
Weighted average number of shares used in basic and diluted loss per share	9,767,853	9,767,853		9,767,853

(A)	Balance as reported May 14, 2008, the filing date of the Company’s 10Q for the quarter ended March 31, 2007.

(1)	To adjust interest expense for warrant costs to properly record them as closing costs
RECONCILIATION OF STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007

	As Reported(B)	Adjustments		Restated
Operating expenses:
Research and development	$313,896	$—		$313,896
General and administrative	1,275,458	—		1,275,458

Total operating expenses	1,589,354	—		1,589,354

Operating loss	(1,589,354)	—		(1,589,354)
Miscellaneous income	452,091	(452,091	)(1)	—
Interest income	4,875	—		4,875
Interest expense	(293,253)	(255,805	)(2)	(549,058)
Gain on extinguishment of debt	—	199,763	(1),(3)	199,763

Net loss	$(1,425,641)	$(508,133)		$(1,933,774)

Basic and diluted loss per share of common	$(0.21)	$(0.08)		$(0.29)

Weighted average number of common shares used in basic and diluted loss per share	6,689,392	6,689,392		6,689,392

(B)	Balance as reported March 31, 2008, the filing date of the Company’s form 10KSB for the reporting year ending December 31, 2007.

(1)	To reclassify debt extinguishment costs from other income to a separate line item for extinguishment of debt

(2)	To adjust interest expense for warrants costs to properly record them as closing costs and recorded the $263,000 beneficial conversion option of shares as interest expense under EITF 00-27.

(3)	To reflect a $452,091 gain on extinguishment of debt reclassified from miscellaneous income and to properly record debt conversion loss of $252,000 under FAS 84.

3. Other Assets
Deposits and restricted assets
     As of June 30, 2008 and December 31, 2007, the Company’s deposits and restricted assets consisted of the following:

	June 30,	December 31,
	2008	2007
Deposits to a related party	$500,000	$—
Restricted cash for a lease	135,000	—

Total deferred assets	$635,000	$—
     Deposits to a related party in the amount of $500,000 represent a long term deposit for services to be rendered by Triple Ring Technologies Inc. (“Triple Ring”) in accordance with the terms of the Professional Services Agreement (as defined below) between NovaRay and Triple Ring. (See Note 8, “Related party transactions — Triple Ring Technologies, Inc.”). Restricted cash in the amount of $135,000 represents restricted cash in the form of a certificate of deposit required by the landlord for the lease of the Company’s new headquarters facility.
4. Accounts payable and accrued liabilities
     As of June 30, 2008 and December 31, 2007, the Company’s accounts payable and accrued liability balances were as follows:

	June 30,	December 31,
	2008	2007
Accounts Payable	$2,444,514	$566,146
Accrued Liabilities	$247,210	$205,505
     Accounts payable as of June 30, 2008 and December 31, 2007 include payables to Triple Ring for services and supplies purchased under the Professional Services Agreement of $1,933,886 and $128,865 as of June 30, 2008 and December 31, 2007, respectively. (See Note 8, “Related party transactions — Triple Ring Technologies, Inc.”)
     Accrued liabilities as of June 30, 2008 and December 31, 2007 include liabilities to Triple Ring for accrued services and supplies purchased under the Professional Services Agreement with Triple Ring of $23,000 and $0, as of June 30, 2008 and December 31, 2007, respectively. (See Note 8, “Related party transactions — Triple Ring Technologies, Inc.”).
5. Notes payable
     NovaRay Medical assumed a series of promissory notes issued to stockholders and financial institutions in connection with the initial organization of NovaRay, Inc., in the aggregate amount of $728,921 for the purpose of developing intellectual property that will be utilized in the Company’s planned product. These notes bear interest at rates ranging from 9% to 12% annually, are secured by the assigned assets, and are payable upon demand of the holders. In October 2007, most of these notes were converted into NovaRay, Inc.’s Series A preferred shares. As of June 30, 2008 and December 31, 2007, the balance due under these notes was $95,223.
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
     The Company has not incurred any income tax liabilities for the year ended December 31, 2007 and the six months ended June 30, 2008.
7. Stockholders’ equity
     The Company has authorized capital of 110,000,000 shares, of which 100,000,000 are designated as common stock, par value $0.0001 per share (the “Common Stock”), and 10,000,000 shares are preferred stock, par value $0.0001 per share (the “Preferred Stock”), all of which are currently designated as our Series A Convertible Preferred Stock. The Company has outstanding 9,767,853 shares of Common Stock and 4,946,888 shares of Series A Convertible Preferred Stock, which are convertible at the current rate of one share of Series A Convertible Preferred for one share of our Common Stock. Additionally, there are outstanding options or warrants to purchase, or securities convertible into, an aggregate of up to 4,350,782 shares of our Common Stock (exclusive of those shares of our Common Stock issuable on conversion of the 4,946,888 shares of outstanding Series A Convertible Preferred Stock or on the exercise and subsequent conversion of the warrant issued to Vision Opportunity Master Fund Ltd. (“Vision”) to purchase up to 2,309,468 shares of our Series A Convertible Preferred Stock at an exercise price of $4.33 per share (the “Series J Warrant”). A holder of Series A Warrants (as defined below) to purchase shares of our Common Stock at an exercise price of $4.25 per share may not exercise a Series A Warrant if the number of shares of our Common Stock to be issued upon such exercise, when aggregated with all other shares of our Common Stock then owned by such holder and its affiliates, would result in such holder and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated thereunder) in excess of 4.99% of the then issued and outstanding shares of our Common Stock (the “Series A Warrant Exercise Restriction”); provided, that a holder of a Series A Warrant may, on not less than sixty-one (61) days notice to us (the “Series A Warrant Waiver Notice”), terminate the Series A Warrant Exercise Restriction with regard to any or all shares of our Common Stock issuable upon exercise of a Series A Warrant. If the Series A Warrant Waiver Notice is provided during the sixty-one (61) day period prior to the expiration date of a Series A Warrant, such Series A Warrant Waiver Notice will not be effective until the expiration date of such Series A Warrant. In addition, the warrant issued to Vision for the purchase of up to 769,822 shares of our common stock at an exercise price of $6.91 per share, such number of shares equal to thirty-three and one-third percent (33 1/3%) of the total of the number of shares actually purchased pursuant to exercises of the Series J Warrant (the “Series J-A Warrant”) and the warrant issued to Triple Ring (See Note 8, “Related party transactions — Triple Ring Technologies, Inc. ) for the purchase of up to 1,332,000 shares of our Common Stock may become exercisable. A holder of the Series J-A Warrant may not exercise the Series J-A Warrant if the number of shares of our Common Stock to be issued upon such exercise, when aggregated with all other shares of our Common Stock then owned by such holder and its affiliates, would result in such holder and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated thereunder) in excess of 4.99% of the then issued and outstanding shares of our Common Stock (the “Series J-A Warrant Exercise Restriction”); provided, that a holder of the Series J-A Warrant may, on not less than sixty-one (61) days notice to us (the “Series J-A Warrant Waiver Notice”), terminate the Series J-A Warrant Exercise Restriction with regard to any or all shares of our Common Stock issuable upon exercise of the Series J-A Warrant. If the Series J-A Warrant Waiver Notice is provided during the sixty-one (61) day period prior to the expiration date of the Series J-A Warrant, such Series J-A Warrant Waiver Notice will not be effective until the expiration date of the Series J-A Warrant. Additionally, NovaRay, Inc. has issued to Fountainhead Capital Partners Limited (“Fountainhead”), and the Company has assumed, warrants to purchase up to 600,000 shares of our Common Stock at $4.25 per share in connection with the terms of a consulting agreement between Fountainhead and NovaRay, Inc.

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
     During the three months ended June 30, 2008 and 2007, the Company recorded amortization expense for warrants issued to a related party in December 2007 as research and development expenses of $443,833 and $0, respectively. (See Note 8, “Related party transactions — Triple Ring Technologies, Inc.”).
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
     The Company has valued all warrants utilizing the Black-Scholes Model and for the six months ended June 30, 2008 and June 30, 2007, the total amounts charged to research and development expense and interest expense were approximately $445,833 and $0, respectively.
     The calculation of warrants valuation utilizing the Black-Scholes Model by warrant group during the year ended December 31, 2007 consisted of:

Warrant	Number of	Exercise	Expected	Risk Free	Valuation
Group	Warrants	Price	Term in Years	Rate	Computation
Series A	1,648,960	$4.25	5	3.63%	$1,038,754
Series J-A	769,822	$6.91	1	4.25%	$3,249
Series J	2,309,468	$4.33	1	4.25%	$170,926
Consultants	600,000	$4.25	5	3.63%	$377,967
Triple Ring	1,320,000	$1.33	2	3.98%	$1,956,000
Series A Convertible Preferred Stock NovaRay Medical Inc.
     At June 30, 2008 and December 31, 2007, convertible preferred stock of NovaRay Medical Inc. consisted of the following:

	June 30, 2008			December 31 ,2007
			Liquidation			Liquidation
	Authorized	Issued	Preference	Authorized	Issued	Preference
Series A (NovaRay Medical, Inc.)	10,000,000	4,946,888	$—	10,000,000	4,946,888	$—
Common stock
     At June 30, 2008 and December 31, 2007, common stock of NovaRay Medical consisted of the following:

	June 30, 2008		December 31 ,2007

	Authorized	Issued	Authorized	Issued
Common Stock (NovaRay Medical, Inc.)	110,000,000	9,767,853	110,000,000	9,767,853
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
     In the event the acceptance by NovaRay of the deliverables does not occur by February 28, 2010, the warrant shall terminate and not be exercisable. Professional services and materials in the amount of approximately $3.6 million and $112,000 have been expensed as research and development in the six months ended June 30, 2008 and 2007, respectively.
     The following directors, officers and stockholders of the Company hold the following equity ownership interests in Triple Ring:

	NovaRay
	Medical	Triple Ring
Name	Affiliation	Interest Ownership
Marc Whyte	CFO, COO, Director, Stockholder	21.15%
Edward Solomon	CTO, Director	21.15%
Joseph Heanue	Stockholder	21.15%
Augustus Lowell	Stockholder	21.15%
Brian Wilfey	Stockholder	15.40%
Series A Warrants
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

9. Commitments and contingencies
     The Company was committed under an operating lease for office space which expired in January 2008 with a monthly rent of $15,629 plus certain operating costs. Rental expense approximated $122,000 and $133,751 for the six months ended June 30, 2008 and June 30, 2007, respectively. The Company moved from this location to its new headquarters location in Newark, California on March 31, 2008, and discontinued the aforementioned operating lease.
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
10. Subsequent Events
     None.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Statements in this Quarterly Report on Form 10-Q may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These forward-looking statements include, without limitation, those statements contained in this Quarterly Report on Form 10-Q regarding our anticipated growth, our expectation to pay in 2008 incurred expenses for insurance, audit and consulting fees and interest expense, the effects of the adoption of accounting standards on our financial statements, our statement that development and manufacturing expenses are anticipated to increase in future years, our expectation that we will incur increased selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system, our expectation that our need for funds will increase from period to period as we increase the scope of our development, marketing, and manufacturing activities, our statement that we anticipate incurring expenses of approximately $6 - 7 million for the development and manufacturing startup and the marketing, sales, regulatory and general administrative expenses over the next six months, our expectation with respect to future hiring by us, our expectation that we will expand our production facilities or establish alternate facilities, our beliefs regarding our efforts to remediate deficiencies in our internal control over financial reporting, anticipated timing of acceptance of deliverables in connection with our professional services agreement with Triple Ring Technologies,Inc., and our belief that the financial resources available to us, including our current working capital, will be sufficient to finance our planned operations and capital expenditures until the beginning of our second fiscal quarter of our fiscal year 2009. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those factors described under “Risk Factors,” in our Form 10-KSB for the year ended December 31, 2007, and other filings we filed with the Securities and Exchange Commission (the “SEC”), and those factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. In addition, such statements could be affected by risks and uncertainties related to unanticipated changes and effects to accounting standards to which we are subject, unanticipated costs related to development and manufacturing of our products, the failure by us to establish early placements of our product, the risk that our products will be found to be ineffective, or that the product, if effective, will be difficult to manufacture on a large scale, or will be uneconomical to market, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.
Overview
     The following Management Discussion is focused on the current and historical operations of NovaRay, and excludes the prior operations of Vision Acquisition I, Inc.
     We were incorporated in June 2005, and shortly thereafter the assets (along with the related underlying debt) of NexRay, Inc. (“NexRay”) were contributed to NovaRay in connection with the foreclosure proceedings by certain lenders of NexRay that are currently investors in us. We have incurred ongoing losses totaling approximately $11.6 million from operations since our date of inception (June 7, 2005) through March 31, 2008. To date, substantially all of our expenditures have been related to research development, administration, continuing intellectual property maintenance, and support of the cardiac catheterization imaging system technology. Product development has commenced using Triple Ring, and development and manufacturing expenses are anticipated to increase in future quarters for personnel and equipment cost required for the product introduction and the start-up of our manufacturing efforts. We expect to incur increased selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system. During the second quarter of 2008, we moved into our new headquarters in Newark, California, hired a new employee to head our clinical applications group, identified potential sites for initial product installations, and developed a service strategy.
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
Fair Values of Financial Instruments
     At June 30, 2008, fair values of cash and cash equivalents, and accounts payable, approximate their carrying amount due to the short period of time to maturity.

Property and equipment
     We record property and equipment at cost and calculate depreciation using the straight-line method over the estimated useful life of the assets, which is estimated to be three years. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statements of operations. We currently have a leasehold improvement project in process which will be depreciated over the remaining life of our 64 month lease term.
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
Results of Operations
Research and Development
     Research and development expenses are primarily attributable to Triple Ring performing research and development activities for NovaRay Medical and the amortization of warrant costs pursuant to a Warrant to Purchase Shares of NovaRay, Inc. dated as of December 19, 2007, exercisable for 1,332,000 shares of our common stock. Research and development costs increased approximately $2,945,000, or 4,638%, from $63,483 during the three months ended June 30, 2007, to $3.0 million during the three months ended June 30, 2008, due to increased use of the services of Triple Ring to accelerate the research and development of NovaRay Medical product. Approximately $2.8 million was spent on development projects with Triple Ring during the quarter ended June 30, 2008 as compared with approximately $49,000 during the quarter ended June 30, 2007. Warrant amortization was approximately $222,000 for the three months ended June 30, 2008. There were no warrant amortization costs in 2007. See “Part I — Financial Information — Item 1. Financial Statements — Footnote 8. Related party transactions.”
     Research and development costs increased approximately $4,172,000, or 3709%, from $112,000 during the six months ended June 30, 2007, to $4.3 million during the six months ended June 30, 2008, due to increased use of the services of Triple Ring for research and development. Approximately $3.8 million was spent on development projects with Triple Ring during the six months ended June 30, 2008 as compared with approximately $112,000 during the six months ended June 30, 2007. Warrant amortization was approximately $444,000 for the six months ended June 30, 2008.

General and Administrative
     General and Administrative expenses increased approximately $654,000, or 268%, from $244,000 during the three months ended March 31, 2007, to $898,000 during the three months ended March 31, 2008, due to increased expenses of approximately $260,000 for payroll and payroll-related expenses, $237,000 for professional fees for legal, audit, and tax services, and $115,000 for executive and financial consulting. Fees paid to Triple Ring for executive consulting services during the three months ended June 30, 2007 were approximately $133,000 and there were no executive consulting fees paid to Triple Ring during the three months ended June 30, 2008.
     General and Administrative expenses increased approximately $1.2 million, or 226%, from $512,000 during the six months ended June 30, 2007, to $1,671,000 during the six months ended June 30, 2008, due to increased expenses of approximately $539,000 for payroll and payroll-related expenses, $330,000 for professional fees for legal, audit, and tax services, $163,000 for executive and financial consulting services, $39,000 for the costs of moving to our new headquarters facility, $36,000 for utilities and $21,000 for travel expenses. Fees paid to Triple Ring for executive consulting services during the six months ended June 30, 2007 were approximately $233,000.
Interest Expense
     Interest expense decreased approximately $66,000, or 96%, from $69,000 during the three months ended June 30, 2007, to $ 3,000 during the three months ended June 30, 2008, due to the conversion of debt into shares of our Series A Convertible Preferred Stock.
     Interest expense decreased approximately $117,000 or 122%, from $123,000 during the six months ended June 30, 2007, to $6,000 during the six months ended June 30, 2008, due to the conversion of debt into shares of our Series A Convertible Preferred Stock.
Liquidity and Capital Resources
     Our need for funds may increase from period to period as we increase the scope of our development, marketing, and manufacturing activities. From inception through June 30, 2008, we have funded this need with approximately $15 million, which we obtained through private placements of equity securities and issuances of short- and long-term debt instruments.
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
     As of June 30, 2008, our principal source of liquidity included cash and short-term investments of approximately $4,241,000.
     We plan to finance our capital needs principally from the net proceeds of the sale of our common and preferred stock and our existing capital resources. Our working capital and capital requirements will depend on numerous factors, including the level of resources that we devote to the development, clinical, regulatory, and marketing aspects of our product. We anticipate incurring expenses of approximately $6-$7 million for the development and manufacturing startup and the marketing, sales, regulatory and general administrative expenses over the next six months. This includes hiring 6 new employees. As we expand from the development stage, we expect to expand our production facilities or establish alternate facilities and to hire additional marketing, and sales personnel. We believe that the financial resources available, including our current working capital, will be sufficient to finance our planned operations and capital expenditures until the beginning of our first fiscal quarter of 2009. We further believe that the level of financial resources available to us is an important competitive factor and, accordingly, we may seek to raise additional capital through public or private equity or debt financing(s) in the future. Failure to raise such capital may adversely affect our operations and prospects.
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
     None.

Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits.
Index to Exhibits

2.1	Agreement and Plan of Merger, dated December 26, 2007, by and among Vision Acquisition I, Inc., NovaRay, Inc. and Vision Acquisition Subsidiary, Inc.(1)

3.1	Complete Copy of the Certificate of Incorporation, as amended.(4)

3.2	Bylaws.(2)

3.3	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the NovaRay Medical, Inc.(3)

31.1	Certification of Jack E. Price, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Marc C. Whyte, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Jack E. Price, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Marc C. Whyte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-SB (No. 000-52731) filed with the SEC on July 20, 2007.

(3)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008.

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