Form 10-Q
period 2008-09-30
NovaRay Medical, Inc.
filed 2008-11-19
CIK 1383529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2008.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from  __________  to  __________ .
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 17, 2008, there were 9,767,853 shares of common stock, par value $.0001 per share, outstanding.

NOVARAY MEDICAL, INC.
(A Development Stage Company)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NOVARAY MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$4,558,788	$9,233,926
Receivables due from landlord	575,652	13,872
Receivables from Triple Ring	47,634
Prepaid expenses	214,121	16,947

Total current assets	5,396,195	9,264,745
Property and equipment, net	938,335	42,455
Security deposit with Triple Ring	500,000	—
Restricted cash for lease	135,000	—

Total assets	$6,969,530	$9,307,200

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable to Triple Ring	$1,778,699	$128,865
Accounts payable trade	366,220	437,281
Accrued liabilities	218,145	205,504
Accrued liabilities to Triple Ring	158,199	—
Deferred rent-short term portion	130,154	—
Notes payable	95,312	125,312

Total current liabilities	2,746,729	896,962
Deferred rent-less short-term portion	491,747	—

Total liabilities	3,238,476	896,962

Commitments and Contingencies (Note 8)
Stockholders’ equity
Series A convertible preferred stock, $0.0001 par value
Authorized shares 10,000,000; Issued and outstanding shares 6,819,548 at September 30, 2008 and 4,946,888 at December 31, 2007 (Liquidation preference -$0- at September 30, 2008)	$682	$495
Common stock, $0.0001 par value Authorized shares - 100,000,000; Issued and outstanding shares - 9,767,853 at September 30, 2008 and December 31, 2007	977	977
Additional paid-in capital	19,477,555	14,101,223
Deficit accumulated during the development stage	(15,744,030)	(5,688,327)
Less: treasury stock, at cost, 1,239,000 shares at September 30, 2008 and December 31, 2007	(4,130)	(4,130)

Total stockholders’ equity	3,731,054	8,410,238

Total liabilities and stockholders’ equity	$6,969,530	$9,307,200

See accompanying notes to condensed consolidated financial statements.

NOVARAY MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception
	Three Months Ended		Nine Months Ended		(June 7, 2005)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2008	2007	2008	2007	2008
Operating expenses:
Research and development (1)	$3,444,666	$9,410	$7,728,652	$121,868	$8.076,345
General and administrative	709,135	245,200	2,380,023	757,100	7,103,864

Total operating expenses	4,153,801	254,610	10,108,675	878,968	15,180,209

Operating loss	(4,153,801)	(254,610)	(10,108,675)	(878,968)	(15,180,209)
Miscellaneous income	69	—	69	—	80,069
Interest income	29,415	1,271	61,631	3,774	67,742
Gain on extinguishment of debt	—	—	—	—	199,764
Interest expense	(2,883)	(70,712)	(8,729)	(193,727)	(911,396)

Net loss	$(4,127,200)	$(324,051)	$(10,055,704)	$(1,068,921)	$(15,744,030)
Deemed dividend	2,177,707	—	2,177,707	—	2,177,707
Net loss available to common stockholders	$(6,304,907)	$(324,051)	$(12,233,411)	$(1,068,921)	$(17,921,737)

Basic and diluted loss per share available to common shareholders	$(0.65)	$(0.06)	$(1.25)	$(0.19)	$(2.80)
Weighted average number of common shares outstanding used in basic and diluted loss per share available to common shareholders	9,767,853	5,692,713	9,767,853	5,692,713	6,394,782

(1)   See Note 5, “Related party transactions”

NOVARAY MEDICAL, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended		From Inception
	September 30,	September 30,	(June 7, 2005) to
	2008	2007	September 30, 2008
Operating activities:
Net loss	$(10,055,703)	$(1,068,921)	$(15,744,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,584	11,725	58,570
Gain on extinguishment of debt	—	—	(452,083)
Loss on conversion of preferred debt	—	—	252,328
Beneficial conversion of convertible debt	—	—	263,528
Writedown of purchased intellectual property	—	—	2,015,999
Non-cash research and development expenses associated with performance based warrant	668,188	—	697,542
Interest expense capitalized as long term debt	—	83,876	255,146
Interest expense converted to preferred stock	—	—	273,059
Changes in operating assets and liabilities
Receivables from Triple Ring	(33,762)		(47,634)
Receivables other	—	5,927	—
Receivables from landlord	(575,652)	—	(575,652)
Prepaid expenses	(197,174)	(220,796)	(214,121)
Accounts payable	(71,061)	(141,374)	366,220
Accounts Payable Triple Ring	1,649,834	47,322	1,778,699
Accrued liabilities	12,641	(51,513)	218,145
Accrued liabilities Triple Ring	158,199		158,199
Deferred rent	621,901	—	621,901

Net cash used in operating activities	(7,802,005)	(1,051,006)	(10,074,274)

Investing activities:
Property and equipment	(916,464)	(10,215)	(996,905)
Restricted cash for lease deposit	(135,000)	—	(135,000)
Security deposit with Triple Ring	(500,000)	—	(500,000)

Net cash used in investing activities	(1,551,464)	(10,215)	(1,631,905)

Financing activities:
Proceeds from issuance of short term debt	—	1,000,000	2,043,884
Proceeds from sale of Series A convertible preferred stock	4,708,331	—	15,383,312
Repayment of notes payable	(30,000)	—	(30,000)
Payment on extinguishment of debt	—	—	(10,000)
Issuance costs incurred in sale of Series A convertible preferred stock	—	—	(1,272,363)
Proceeds from sale of common stock	—	—	154,164
Purchase of treasury stock	—	—	(4,130)

Net cash provided by financing activities	4,678,331	1,000,000	16,264,967

Net (decrease) increase in cash and cash equivalents	(4,675,138)	(61,221)	4,558,788
Cash and cash equivalents—beginning of period	9,233,926	141,326	—

Cash and cash equivalents—end of period	$4,558,788	$80,105	$4,558,788

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—	$26,696
Cash paid for taxes	$29,743	$1,529	$34,582
Supplemental Disclosure of Non-Cash Financing Activities
Warrants issued in connection with financing	$—	$—	$3,768,603
Convertible preferred stock issued in exchange for cancellation of debt	$—	$—	$4,000,693
Long term debt assumed at inception in connection with intellectual property	$—	$—	$2,015,999
Interest expense capitalized as long term debt	$—	$83,876	$255,146
Interest expense converted to preferred stock	$—	$—	$273,059
See accompanying notes to condensed consolidated financial statements

NOVARAY MEDICAL, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)
1. Summary of Significant Accounting Policies
Organization and Business description
On October 6, 2006, Vision Acquisition I, Inc. was incorporated under the laws of the State of Delaware to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On December 26, 2007, Vision Acquisition I, Inc., a Delaware corporation (“Vision Acquisition”), Vision Acquisition Subsidiary, Inc., a newly-formed wholly-owned subsidiary of Vision Acquisition (“Merger Sub”), and NovaRay, Inc., a Delaware corporation (“NovaRay”) entered into a merger agreement (the “Merger Agreement”) whereby Merger Sub merged with and into NovaRay, with NovaRay remaining as the surviving corporation with the stockholders of NovaRay exchanging all of their stock in NovaRay for a total of 9,580,587 shares of common stock of NovaRay Medical, Inc., a Delaware corporation (the “Company”, “NovaRay Medical”, “we”, or “our”) (immediately prior to the closing of the Merger, Vision Acquisition’s name was changed to NovaRay Medical, Inc.), constituting approximately 98.08% of the outstanding shares of common stock of NovaRay Medical (the “Merger”). Each such NovaRay stockholder received three (3) shares of NovaRay Medical’s common stock in exchange for one (1) share of NovaRay common stock. Upon completion of the Merger, we adopted NovaRay’s business plan. The combined company is named NovaRay Medical, Inc.
The accompanying condensed consolidated financial statements include the accounts of NovaRay Medical, Inc. and its wholly-owned subsidiaries (“NovaRay”, “we”, “our” or “the Company”). The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim financial statements are unaudited but reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the results of these periods.
The results of our operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the year ending December 31, 2008, or any other period. These condensed consolidated financial statements should be read in conjunction with NovaRay’s financial statements and notes thereto included in NovaRay’s Annual Report on Form 10-K for the year ended December 31, 2007 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2008, and June 30, 2008. Balance sheet information as of December 31, 2007 has been derived from the audited financial statements for the year then ended.
Reclassifications
Certain amounts reported in the accompanying financial statements for 2007 have been reclassified to conform to the 2008 presentation. Such reclassifications had no material effect on previously reported results of operations, total assets or accumulated deficit.
During preparation of the financial statements for the third quarter of fiscal 2008, we discovered that the method used to present cash flows and noncash financing activities did not conform to SFAS 95, Statement of Cash Flow. As a result, we have reclassified previously reported inception to date cash flow information to reflect the correct methodology under SFAS 95, consisting primarily of reclassifications related to the following:  long-term debt assumed at inception of the Company in exchange for intellectual property of $2,015,999, write-down of purchased intellectual property of $2,015,999, warrants issued in connection with financing of $3,768,603, gain on debt extinguishment of $452,083 and cash issuance costs related to the issuance of our Series A preferred stock of $1,272,363. The cumulative effects of these identified changes on our inception to date cash flow information previously reported in our annual financial statements for the years ended December 31, 2006 and 2005 and for the nine-month period ended September 30, 2007, was to decrease net cash used in operating activities by $2,015,999 and decrease net cash provided by financing activities by $1,283,473. The cumulative effects of these identified changes on our inception to date cash flow information previously reported in our June 30, 2008 and March 31, 2008 quarterly reports and our annual financial statements for the year ended December 31, 2007 was to decrease net cash used in operating activities by $1,563,916 and decrease net cash provided by financing activities by $2,432,926. The identified reclassifications of the previously reported inception to date cash flow information had no effects on our previously reported results of operations, total assets or accumulated deficit.
Uses of estimates in the preparation of financial statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for the valuation of stock and warrant issuances as the Company’s stock is not currently trading and the probabilities of delivery dates of stock based warrants to Triple Ring. Actual results could differ from these estimates.
Research and development
Research and development costs are expensed when incurred.

Cash and cash equivalents
The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation. The Company’s accounts at these institutions may, at times, exceed the federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents consist primarily of money market funds.
Property and equipment
The Company records property and equipment at cost and calculates depreciation using the straight-line method over the shorter of estimated useful life of the assets or length of building lease contract (for leasehold improvements) which is estimated to be three years for computer hardware, 5 years for software and equipment and the remaining lease contract life of 60 months for leasehold improvements. As of September 30, 2008 and December 31, 2007, the Company’s property and equipment consisted of the following:

	September 30,	December 31,
	2008	2007
Computer hardware, software, and equipment	$293,753	$80,439
Less: accumulated depreciation	(58,570)	(37,984)
Leasehold improvements in progress	703,152	—

Property and equipment, net	$938,335	$42,455

During the nine months ended September 30, 2008 and 2007, the Company recorded depreciation expense of $20,584 and $11,725, respectively. During the three months ended September 30, 2008 and 2007, the Company recorded depreciation expense of $11,781 and $4,022, respectively.
Loss per share
Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the effects of the potential dilution of outstanding warrants, and convertible debt and preferred stock on the Company’s common stock, determined using the treasury stock method.
Loss per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic and Diluted:
Net loss available to common shareholders	$(6,304,907)	$(324,051)	$(12,233,411)	$(1,068,921)

Net loss per share available to common shareholders	$0.65	$(0.06)	$(1.25)	$(0.19)

Weighted average common shares outstanding	9,767,853	5,692,713	9,767,853	5,692,713

As of September 30, 2008 and 2007, potentially dilutive common shares under the warrant agreements, convertible debt and preferred and restricted stock of 13,833,718 and 1,323,692 respectively, were not included in the calculation of diluted loss per share as they were anti-dilutive.
Recent accounting pronouncements
In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 had no impact on the Company’s financial statements and the Company expects no effect from the deferred portion.

In December 2007, FASB issued SFAS No. 160 (“SFAS 160”), Interests in Consolidated Financial Statements — an amendment of ARB No. 51, establishes and expands accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement is required to be adopted by us in the first quarter of our fiscal year 2009. This Statement will have no impact on the Company unless management enters into a business combination after December 31, 2008.
In December 2007, FASB issued SFAS No. 141R (“SFAS 141R”), Business Combinations, which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157 (see above). Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. This Statement will have no impact on the Company unless management enters into a business combination after December 31, 2008.
In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect this will have a significant impact on its financial statements.
In May 2008, the FASB issued FASB Staff Position (FSP) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which specifies that issuers of these instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP No. 14-1 is also to be applied retrospectively to all periods presented except if these instruments were not outstanding during any of the periods that are presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company does not expect this will have a significant impact on its financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities (SFAS No. 161), which requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect this will have a significant impact on its financial statements.
In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. The Company is currently evaluating the effects of adoption of this EITF Issue.
2. Notes payable
NovaRay Medical assumed a series of promissory notes issued to stockholders and financial institutions in connection with the initial organization of NovaRay, Inc., in the aggregate amount of $728,921 for the purpose of developing intellectual property that will be utilized in the Company’s planned product. These notes bear interest at rates ranging from 9% to 12% annually, are secured by the assigned assets, and are payable upon demand of the holders. In October 2007, most of these notes were converted into NovaRay, Inc.’s Series A preferred shares. As of September 30, 2008 and December 31, 2007, the balance due under these notes was $95,312 and $125,312, respectively.
On November 5, 2007, NovaRay issued a promissory note to its Chairman and director, Lynda Wijcik, in the principal amount of $30,000, at an interest rate of six percent (6%) per annum. The balance outstanding on this note was paid off in January 2008.
On December 27, 2007, approximately $2,772,000 of the short- and long-term notes classified as notes payable and long-term debt, and approximately $172,000 of interest payable, were converted into 1,201,569 shares of our Series A Convertible Preferred Stock at $2.67 per share. Freestanding warrants to purchase 400,521 shares of our common stock at $4.25 per share were also issued as part of this conversion. Approximately, $1,056,000 of the converted debt had a beneficial conversion option to purchase shares at a price of 80% of the common stock purchase price in the event of a financing event in excess of $10,000,000. In accordance with EITF 00-27, Application of Issue 98-5 to Certain Convertible Instrument, (“EITF-00-27”) Issue 7, the Company could not compute the number of shares that the holder would receive if the contingent event occurred. As allowed under EITF 00-27, Issue 7, the Company waited until the contingent event occurred and then computed the resulting number of shares that would be received pursuant to the new conversion price. 494,225 shares that were received upon conversion based on the adjusted conversion price as compared to 395,382 shares that would have been received prior to the financing event and resulted in 98,843 additional shares. These 98,843 shares multiplied by the commitment date stock price of $2.67 per share equaled the incremental intrinsic value of approximately $264,000 for the beneficial conversion option that resulted from conversion. The beneficial conversion option was transferred to equity at the date of conversion and charged to interest expense.
On December 27, 2007, $1,056,000 of debt held by convertible debt holders with beneficial conversion options and the remaining $1,889,000 of the debt held by convertible debt holders who did not hold beneficial conversion options were also granted 400,521 5 year warrants to purchase common stock at $4.25 per share. These warrants are or were an inducement to convert debt and have been determined to be a change in conversion privileges as described in Statement of Financial Accounting Standards 84, Induced Conversions of Convertible Debt,”FAS84.” Accordingly, the fair market value of approximately $252,000 for the 400,521 warrants, valued under the Black Scholes method using an exercise price of $4.25 per share, a 5 year expected life, a volatility of 37.81%, and 3.625% risk free interest rate was recognized as a debt conversion expense. This represented the excess of fair value of securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms.
3. Income taxes
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
The Company has not incurred any income tax liabilities for the year ended December 31, 2007 and the nine months ended September 30, 2008, except for state and local franchise taxes recorded as general and administrative expenses.
The Company’s principal deferred tax assets relate to Net Operating Losses (NOLs) and due to uncertainty surrounding their future utilization, the Company has provided a 100% valuation allowance against its net deferred tax assets.
4. Stockholders’ equity
The Company has authorized capital of 110,000,000 shares, of which 100,000,000 are designated as common stock, par value $0.0001 per share (the “Common Stock”), and 10,000,000 shares are preferred stock, par value $0.0001 per share (the “Preferred Stock”), all of which are currently designated as our Series A Convertible Preferred Stock. As of September 30, 2008, the Company had outstanding 9,767,853 shares of Common Stock and 6,819,548 shares of Series A Convertible Preferred Stock, which are convertible at the current rate of one share of Series A Convertible Preferred for one share of our Common Stock. Additionally, there are outstanding options or warrants to purchase, or securities convertible into, an aggregate of up to 6,702,660 shares of our Common Stock and 1,872,660 shares of Series A Preferred Stock. A holder of Series A Warrants (as defined below) to purchase shares of our Common Stock at an exercise price of $4.25 per share may not exercise a Series A Warrant if the number of shares of our Common Stock to be issued upon such exercise, when aggregated with all other shares of our Common Stock then owned by such holder and its affiliates, would result in such holder and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated there under) in excess of 4.99% of the then issued and outstanding shares of our Common Stock (the “Series A Warrant Exercise Restriction”); provided, that a holder of a Series A Warrant may, on not less than sixty-one (61) days notice to us (the “Series A Warrant Waiver Notice”), terminate the Series A Warrant Exercise Restriction with regard to any or all shares of our Common Stock issuable upon exercise of a Series A Warrant. If the Series A Warrant Waiver Notice is provided during the sixty-one (61) day period prior to the expiration date of a Series A Warrant, such Series A Warrant Waiver Notice will not be effective until the expiration date of such Series A Warrant. In addition, the warrant issued to Vision for the purchase of up to 1,248,440 shares of our common stock at an exercise price of $4.25 per share and 1,872,660 of Common Stock at an exercise price of $5.00 share pursuant to exercises of the Series J Warrant (the “Series J-A

Warrant”) and a holder of the Series J-A Warrant may not exercise the Series J-A Warrant if the number of shares of our Common Stock to be issued upon such exercise, when aggregated with all other shares of our Common Stock then owned by such holder and its affiliates, would result in such holder and its affiliates beneficially owning (as determined in accordance with Section 13(d) of the Exchange Act and the rules and regulations promulgated there under) in excess of 4.99% of the then issued and outstanding shares of our Common Stock (the “Series J-A Warrant Exercise Restriction”); provided, that a holder of the Series J-A Warrant may, on not less than sixty-one (61) days notice to us (the “Series J-A Warrant Waiver Notice”), terminate the Series J-A Warrant Exercise Restriction with regard to any or all shares of our Common Stock issuable upon exercise of the Series J-A Warrant. If the Series J-A Warrant Waiver Notice is provided during the sixty-one (61) day period prior to the expiration date of the Series J-A Warrant, such Series J-A Warrant Waiver Notice will not be effective until the expiration date of the Series J-A Warrant.
On August 29, 2008, the Company entered into an amendment of the Company’s Series J Warrant to purchase shares of the Company’s Series A Convertible Preferred Stock originally issued on December 27, 2007 to increase the maximum number of shares of Series A Convertible Preferred Stock of the Company exercisable by Vision from 2,309,468 to 3,745,320 and to decrease the initial exercise price from $4.33 to $2.67 per share of Series A Convertible Preferred Stock of the Company and to amend the term of the Series J Warrant such that with respect to 1,872,660 shares of Series A Convertible Preferred Stock of the Company, the Series J Warrant shall expire at 11:59 p.m., eastern time, on September 8, 2008 and with respect to the remaining 1,872,660 shares of Series A Convertible Preferred Stock of the Company, the Series J Warrant shall expire at 11:59 p.m., eastern time, on November 1, 2008. On August 29, 2008, the Company also entered into an amendment of the Company’s Series J-A Warrant to purchase shares of Common Stock of the Company originally issued as on December 27, 2007 (i) to increase the maximum number of shares of Common Stock of the Company exercisable by Vision from 769,822 to 1,248,440 and to decrease the initial exercise price for such shares from $6.91 to $4.25 per share of Common Stock of the Company; (ii) to allow for an additional exercise of up to 936,330 shares of the Common Stock of the Company at an initial exercise price of $5.00 and a term of five years until September 8, 2013 subject to both the exercise of the Series J Warrant as amended for 1,872,660 shares of Series A Convertible Preferred Stock of the Company and receipt by the Company of proceeds of at least $5,000,002.20 on or prior to September 8, 2008; and (iii) to allow for an additional exercise of up to 936,330 shares of the Common Stock of the Company at an initial exercise price of $5.00 and a term of five years until November 1, 2013 subject to both the exercise of the Series J Warrant as amended for the number of shares equal to the difference between the initial exercise of the Series J Warrant and 3,745,320 shares of the Company’s Series A Convertible Preferred Stock and receipt of proceeds of at least $10,000,004.40 (inclusive of all amounts received after August 29, 2008) on or prior to November 1, 2008. In September 2008, the amended Series J warrants were valued under the Black Scholes method using an expected life ending September 8 and November 1, 2008, a volatility rate of 43.27%, 1.77% risk free interest rate, and a preferred stock price of $2.67 per share. The amended Series J-A warrants and additional J-A warrants were valued under the Black Scholes method using an expected life of five years, a volatility rate of 43.27%, 1.21% risk free interest rate, and a common stock price of $2.67 per share. The fair value of $2,177,707 for the amended Series J and J-A warrants which were issued at a premium to the original J and J-A warrants and were recorded as a deemed dividend in the condensed consolidated statement of operations.
On August 29, 2008, the Company also entered into a Letter Agreement with Vision, pursuant to which Vision Opportunity agreed, in consideration of the amendments to the Series J Warrant and the Series J-A Warrant, to exercise the Series J Warrant as amended, with respect to at least 1,872,660 shares of Series A Convertible Preferred Stock of the Company on or prior to September 8, 2008 such that the Company receives proceeds of at least $5,000,002.
On September 5, 2008, Vision exercised the Series J Warrant as to 1,872,660 shares of Series A Convertible Preferred Stock of the Company at an exercise price of $2.67 per share. The Company received the aggregate exercise price of $5,000,002.
On October 31, 2008, Vision Opportunity Master Fund, Ltd. exercised a warrant as to 1,445,450 shares of Series A Convertible Preferred Stock of the Company at an exercise price of $2.67 per share, and Vision Capital Advantage Fund, L.P. exercised a warrant as to 427,210 shares of Series A Preferred Stock of the Company at an exercise price of $2.67 per share. The Company received the aggregate exercise price of $5,000,002. (See Note 7, “Subsequent Events”)
Additionally, NovaRay, Inc. has issued to Fountainhead Capital Partners Limited (“Fountainhead”), and the Company has assumed, warrants to purchase up to 600,000 shares of our Common Stock at $4.25 per share in connection with the terms of a consulting agreement between Fountainhead and NovaRay, Inc. and were treated as closing costs and charged against additional paid in capital in the amount of $377,967 in the year ended December 31, 2007.

We have entered into an agreement with Triple Ring (See Note 5, “Related party transactions — Triple Ring Technologies, Inc.) to perform ongoing product development work, final assembly and test for the cardiac imaging system (the “Professional Services Agreement”). As partial consideration for these services, we agreed to issue a warrant to Triple Ring to purchase 1,332,000 shares of NovaRay common stock pursuant to a Warrant to Purchase Shares of NovaRay Medical, Inc. dated as of December 19, 2007. The warrant will not be exercisable until the acceptance by NovaRay of the deliverables from Triple Ring in accordance with the terms of the Professional Services Agreement. The original exercise price for the warrant was established based on the timing of the acceptance by NovaRay of such deliverables as set forth below:

	Exercise Price	Calculated Fair Value
Date of Acceptance of the Deliverables	per Share	of warrants*
On or prior to March 30, 2009	$0.06	$3,476,000
On or after March 31, 2009 but on or prior to July 30, 2009	$0.15	$3,365,000
On or after July 30, 2009 but on or prior to December 30, 2009	$1.33	$1,956,000
On or after December 30, 2009 but on or prior to February 28, 2010	$2.67	$907,000

*	Calculated using Black Scholes method using exercise price, volatility, a stock price of $ 2.67 per share, an expected term of two years, and a risk free rate of 3.98%.
In the event the acceptance by NovaRay of the deliverables does not occur by February 28, 2010, the warrant shall terminate and not be exercisable. Under EITF 96-18, the warrant is accounted for as follows: As the warrant price is variable dependent on an unknown delivery date, the measurement date is the date performance is complete. The warrant will be expensed as a research and development expense and credited to additional paid in capital each month from December 2007 until the warrant termination date in February 2010 in order to record expenses in the same manner as if the Company had paid cash for these services. Under Issue 4 of EITF 96-18, transactions where quantity of any of the terms are not known up front and involve counter party performance conditions which result in a range of aggregate fair values for the warrants depending on the delivery date are to be recorded at the lowest aggregate amount and adjusted for changes in aggregate fair value at interim reporting dates. The lowest aggregate fair value of $907,000 is based on an acceptance date between December 30, 2009 and February 28, 2010. As of September 30, 2007, management believed that the most probable acceptance date under the professional services agreement will be between August 1 and December 29, 2009 and has used the fair value of the warrant of $1,956,000 to value the warrant based on the expected acceptance date between July 30, 2009 and December 30, 2009. The current assessment using the Black Scholes Model of the net fair value of these warrants as of September 30, 2008 is approximately $1.9 million and the fair value to be charged to research and development expense over the remaining 17 months of the expected delivery period.
During the nine months ended September 30, 2008 and 2007, the Company recorded research and development expense for warrants issued to Triple Ring of $668,188 and $ 0 respectively. Triple Ring warrant expense was $224,355 for the three months ended September 30, 2008. There were no Triple Ring warrant expenses costs in the quarter ended September 30, 2007. (See Note 5 “Related party transactions — Triple Ring Technologies, Inc.”).
On December 27, 2007, 75% of the Series A Warrants (1,248,439 warrants) which were related to Vision’s investment were treated as closing costs and charged against additional paid in capital in the amount of approximately $786,000. $1,056,000 of debt held by convertible debt holders with beneficial conversion options and the remaining $1,889,000 of the debt held by convertible debt holders who did not hold beneficial conversion options were also granted 400,521 5 year warrants to purchase common stock at $4.25 per share. These warrants are or were an inducement to convert debt and have been determined to be a change in conversion privileges as described in Statement of Financial Accounting Standards 84, Induced Conversions of Convertible Debt, “FAS84.” Accordingly, the fair market value of approximately $252,000 for the 400,521 warrants as valued under the Black Scholes method using an exercise price of $4.25 per share, a volatility of 37.81%, and 3.625% risk free interest rate is used to recognize as a debt conversion expense for the excess of fair value of securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms.

The calculation of warrants valuation utilizing the Black-Scholes Model by warrant group as amended during the quarter ending September 30, 2008 consisted of:

			Common and
Warrant	Number of	Exercise	Preferred	Expected	Risk Free		Valuation
Group	Warrants	Price	Stock Price	Term in Years	Rate	Volatility	Computation
Series A	1,648,960	$4.25	$2.67	5	3.63%	37.81%	$1,038,754
Amended Series J-A	1,248,440	$4.25	$2.67	5	1.21%	43.27%	$231,082
Series J-A additional shares	1,872,660	$5.00	$2.67	5	1.21%	43.27%	$1,041,544
Amended Series J	3,745,320	$2.67	$2.67	0.1	1.77%	43.27%	$504,290
Consultants	600,000	$4.25	$2.67	5	3.63%	37.81%	$377,967
Triple Ring	1,332,000	$1.33	$2.67	1.4	3.98%	37.81%	$1,897,694
Series A Convertible Preferred Stock NovaRay Medical Inc.
At September 30, 2008 and December 31, 2007, convertible preferred stock of NovaRay Medical Inc. consisted of the following:

	September 30, 2008			December 31, 2007
			Liquidation			Liquidation
	Authorized	Issued	Preference	Authorized	Issued	Preference
Series A (NovaRay Medical, Inc.)	10,000,000	6,819,548	$0	10,000,000	4,946,888	$0
Common stock
At September 30, 2008 and December 31, 2007, common stock of NovaRay Medical consisted of the following:

	September 30, 2008		December 31, 2007
	Authorized	Issued	Authorized	Issued
Common Stock (NovaRay Medical, Inc.)	100,000,000	9,767,853	100,000,000	9,767,853
In October 2006, NovaRay entered into a series of subscription agreements with a group of investors to purchase 413,000 shares (pre-merger shares figure, post merger shares were 1,239,000 shares) of NovaRay’s common stock at prices ranging from $0.15 to $0.18 per share (pre-merger) in exchange for issuing full recourse promissory notes to NovaRay. Under the terms of these full recourse promissory notes, interest accrues at 5% annually and is payable to NovaRay on each anniversary date of the notes. Repayment of principal plus accrued interest was made in December 2007.
Treasury stock
In October 2006, NovaRay purchased 413,000 shares (pre-merger shares figure, post merger shares were 1,239,000 shares) shares of its common stock from one of its investors at the original issue price of $0.01 per share (pre-merger).
5. Related party transactions
Triple Ring Technologies, Inc.
Receivable from Triple Ring and headquarters lease
The Company currently sub-leases a portion of its headquarters facility to Triple Ring for 41.5% of the rent paid. Triple Ring is also the Guarantor of the headquarters lease agreement. The total rent paid by Triple Ring to the Company in the nine months ended September 30, 2008 was $86,932. As of September 30, 2008, a receivable from Triple Ring for $47,634 has been recorded for rents receivable.

Deposits
As of September 30, 2008 and December 31, 2007, the Company’s deposits to Triple Ring consisted of the following:

	September 30,	December 31,
	2008	2007
Security Deposit with to Triple Ring	$500,000	$—
Deposits to a related party in the amount of $500,000 represent a long term deposit for services to be rendered by Triple Ring Technologies Inc. (“Triple Ring”) in accordance with the terms of the Professional Services Agreement (as defined below) between NovaRay and Triple Ring.
Accounts payable and accrued liabilities
As of September 30, 2008 and December 31, 2007, the Company’s accounts payable and accrued liabilities balances to Triple Ring were as follows:

	September 30,	December 31,
	2008	2007
Accounts payable to Triple Ring	$1,778,699	$128,865
Accrued liabilities to Triple Ring	$158,199	$—
Accounts Payable -Triple Ring are for services and supplies purchased under the Professional Services Agreement. Accrued liabilities to Triple Ring are for liabilities to Triple Ring for accrued services and supplies purchased under the Professional Services Agreement with Triple Ring.
Professional Services Agreement and Warrants
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

Exercise Price
Date of Acceptance of the Deliverables	per Share
On or prior to March 30, 2009	$0.06
On or after March 31, 2009 but on or prior to July 30, 2009	$0.15
On or after July 30, 2009 but on or prior to December 30, 2009	$1.33
On or after December 30, 2009 but on or prior to February 28, 2010	$2.67
In the event the acceptance by NovaRay of the deliverables does not occur by February 28, 2010, the warrant shall terminate and not be exercisable. Professional services and materials in the amounts of approximately $7.1 million and $121,868 have been expensed as research and development in the nine months ended September 30, 2008 and 2007, respectively.
The following directors, officers and stockholders of the Company hold the following equity ownership interests in Triple Ring:

		Triple Ring
Name	NovaRay Medical Affiliation	Interest Ownership
Marc Whyte	CFO, COO, Director, Stockholder	21.15%
Edward Solomon	CTO, Director	21.15%
Joseph Heanue	Stockholder	21.15%
Augustus Lowell	Stockholder	21.15%
Brian Wilfey	Stockholder	15.40%

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

359,513
Restricted Stock Purchase Agreement
NovaRay is a party to a restricted stock purchase agreement dated October 23, 2006 (the “Restricted Stock Purchase Agreement”), with Jack Price, president and chief executive officer of the Company, whereby Mr. Price has purchased 214,000 shares (pre-Merger share figure) of NovaRay common stock (the “Restricted Stock”) at $0.18 per common share. In accordance with the terms of the Restricted Stock Purchase Agreement, the Restricted Stock began vesting on November 1, 2006, and was 48% vested on September 30, 2008. From the date of November 1, 2007, the Restricted Stock shall vest in equal monthly installments over three years so long as Mr. Price continues to be employed by NovaRay. Upon an event constituting a change of control, the Restricted Stock will become fully vested. No expense was recorded for this restricted stock award as the price was considered to be the fair value of the Company’s common stock at that time.
6. Commitments and contingencies
The Company was committed under an operating lease for office space which expired in January 2008 with a monthly rent of $15,629 plus certain operating costs. Rental expense approximated $70,000 and $60,000 for the three months ended September 30, 2008 and 2007, respectively. Rental expense approximated $192,000 and $193,771 for the nine months ended September 30, 2008 and 2007, respectively. The Company moved from this location to its new headquarters location in Newark, California on March 31, 2008, upon expiration of lease.
On March 13, 2008, NovaRay entered into a lease agreement (the “Lease”) with BRCP Stevenson Point, LLC, a Delaware limited liability company (the “Landlord”). The Lease provides for an area consisting of approximately 41,118 rentable square feet of space in part of a building located at 39655-39677 Eureka Drive, Newark, California. The term of the Lease is five (5) years and four (4) months (the “Term”), which commenced on April 1, 2008. The guarantor under the Lease is Triple Ring. The Lease provides NovaRay with the right to assign or sublease all or a portion of the premises subject to the Lease to Triple Ring with not less than 10 days prior written notice to, but without the prior consent of, the Landlord, pursuant to the provisions set forth therein. Marc C. Whyte, Chief Financial Officer, Chief Operating Officer and a member of the Board of Directors of NovaRay, is the Chairman and a minority stockholder of Triple Ring. Edward G. Solomon, a member of the Board of Directors of NovaRay, is a co-founder, a minority stockholder, and a member of the Board of Directors of Triple Ring.
The base rents associated with this lease for the five year term are outlined below. In addition to monthly base rent, NovaRay will pay an additional $.267 per square foot as the tenant’s share of monthly operating expenses which is approximately $11,000 per month. The Company received approximately $140,000 in rent abatements as part of the lease and will be reimbursed for $575,652 of tenant improvements in 2008. In accordance with FASB Technical Bulletin 88-1, The Company has recorded these allowances as deferred rent and is amortized as a reduction of rent expense over the life of the lease. Rent expense net of these items is recognized on a straight line basis as required by FASB Technical Bulletin 88-1.

	Monthly Rate	Monthly
Months of Term	Per Square Foot	Base Rent
Month 1 — Month 18	$0.85	$34,950.30
Month 19 — Month 30	$0.88	$36,183.84
Month 31 — Month 42	$0.90	$37,006.20
Month 43 — Month 54	$0.93	$38,239.74
Month 55 — Month 64	$0.96	$39,473.28

7. Subsequent Events
On October 31, 2008, Vision exercised a warrant as to 1,445,450 shares of Series A Convertible Preferred Stock of the Company at an exercise price of $2.67 per share, and Vision Capital Advantage Fund, L.P. exercised a warrant as to 427,210 shares of Series A Preferred Stock of the Company at an exercise price of $2.67 per share. The Company received the aggregate exercise price of $5,000,002. Such issuance and sale of Series A Convertible Preferred Stock of the Company were made pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, as Vision and Vision Capital Advantage Fund, L.P. each represented to the Company that it was an “accredited investor” as defined in Regulation D promulgated under the Securities Actor 1933, as amended.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Statements in this Quarterly Report on Form 10-Q may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These forward-looking statements include, without limitation, those statements contained in this Quarterly Report on Form 10-Q regarding our anticipated growth, our goal to begin placements of our cardiac catheterization imaging systems in the first half of 2009, the effects of the adoption of accounting standards on our financial statements, our statement that development and manufacturing expenses are anticipated to increase in future quarters, our expectation that we will incur increased selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system, our expectation that our need for funds will increase from period to period as we increase the scope of our development, marketing, and manufacturing activities, our statement that we anticipate incurring expenses of approximately $12 million for the development and manufacturing startup and the marketing, sales, regulatory and general administrative expenses over the next twelve months, our expectation with respect to future hiring by us, our expectation that we will expand our production facilities or establish alternate facilities, our beliefs regarding our efforts to remediate deficiencies in our internal control over financial reporting, anticipated timing of acceptance of deliverables in connection with our professional services agreement with Triple Ring Technologies, Inc., and our belief that the financial resources available to us, including our current working capital, will be sufficient to finance our planned operations and capital expenditures until the beginning of our third fiscal quarter of our fiscal year 2009. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those factors described under “Risk Factors,” in our Form 10-KSB for the year ended December 31, 2007, and other filings we file with the Securities and Exchange Commission (the “SEC”), and those factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. In addition, such statements could be affected by risks and uncertainties related to unanticipated changes and effects to accounting standards to which we are subject, unanticipated costs related to development and manufacturing of our products, the failure by us to establish early placements of our product, the risk that our products will be found to be ineffective, or that the product, if effective, will be difficult to manufacture on a large scale, or will be uneconomical to market, our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.
Overview
On October 6, 2006, Vision Acquisition I, Inc. was incorporated under the laws of the State of Delaware to investigate and, if such investigation warranted, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On December 26, 2007, Vision Acquisition I, Inc., a Delaware corporation (“Vision Acquisition”), Vision Acquisition Subsidiary, Inc., a newly-formed wholly-owned subsidiary of Vision Acquisition (“Merger Sub”), and NovaRay, Inc., a Delaware corporation (“NovaRay”) entered into a merger agreement (the “Merger Agreement”) whereby Merger Sub merged with and into NovaRay, with NovaRay remaining as the surviving corporation with the stockholders of NovaRay exchanging all of their stock in NovaRay for a total of 9,580,587 shares of common stock of NovaRay Medical, Inc., a Delaware corporation (the “Company”, “NovaRay Medical”, “we”, or “our”) (immediately prior to the closing of the Merger, Vision Acquisition’s name was changed to NovaRay Medical, Inc.), constituting approximately 98.08% of the outstanding shares of common stock of NovaRay Medical (the “Merger”). Each such NovaRay stockholder received three (3) shares of NovaRay Medical’s common stock in exchange for one (1) share of NovaRay common stock. Upon completion of the Merger, we adopted NovaRay’s business plan. The combined company is named NovaRay Medical, Inc. We have incurred ongoing losses totaling approximately $15.7 million from operations since our date of inception (June 7, 2005) through September 30, 2008. To date, substantially all of our expenditures have been related to research development, administration, continuing intellectual property maintenance, and support of the cardiac catheterization imaging system technology. Product development has commenced using Triple Ring, and development and manufacturing expenses are anticipated to increase in future quarters for personnel and equipment cost required for the product introduction and the start-up of our manufacturing efforts. We expect to incur increased selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system. During the third quarter of 2008, we continued product development and secured an additional $5 million in funding for product development and commercialization.
We have achieved no revenues to date. Our goal is to begin placements for our cardiac catheterization imaging systems in the first half of 2009. We believe that the success of early placements will be critical to gathering strong customer references for future sales. Our efforts are subject to the risks inherent in the development of innovative products, including the risk that the product will be found to be ineffective, or that the product, if effective, will be difficult to manufacture on a large scale, or will be uneconomical to market. No assurance can be given that we will be able to produce our system in commercial quantities at acceptable costs or without delays, or that we will be able to market our system successfully. Any failure of the device to achieve acceptable market performance or the identification of technical deficiencies could lead to delays in the introduction and market acceptance of the product and could jeopardize the viability of our company. In addition, we will need to obtain additional regulatory approvals before our system can be sold in a number of significant international markets, and we may encounter delays in obtaining such approvals or other regulatory delays to the commercial productions of our system.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. Currently, our only estimates are those of depreciation expense, valuation of warrants, common and preferred stock as well as the probabilities used Triple Ring development milestones. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Property and equipment
The Company records property and equipment at cost and calculates depreciation using the straight-line method over the shorter of estimated useful life of the assets or length of building lease contract (for leasehold improvements) which is estimated to be three years for computer hardware, 5 years for software and equipment and the remaining lease contract life of 60 months for leasehold improvements. Expenditures for maintenance and repairs, which do not improve or extend the expected useful life of the assets, are expensed to operations while major repairs are capitalized. The gain or loss on disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and, if any, is recognized in the statements of operations.
Warrants
The Company from time to time issues preferred and common stock warrants to acquire services or goods from non-employees. Preferred and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
Preferred and common stock warrants are valued using the Black-Scholes Model on the basis of the market price of the underlying common stock on the “valuation date.” We estimated the current stock price, which as a non-trading public company is not readily available. We valued the preferred stock using the last price at which a sale of Series A preferred was sold. With respect to the common stock we used a value consistent with the value of our Series A preferred. The Series A preferred has no liquidation preference, is convertible one-to-one to common, has no redemption features and is non-voting. Its features closely resemble that of the common stock. Volatility was estimated based on an average of six similar public companies. Expected term was estimated based on the length of the warrant contract and a dividend yield of 0% was based on the dividend trend for most development stage companies. Risk free rates were based on US Treasury bill rates.

Results of Operations
Research and Development
Research and development expenses are primarily attributable to Triple Ring performing research and development activities for NovaRay Medical and the recording of research and development expense associated with the Warrant to Purchase Shares of NovaRay, Inc. issued to Triple Ring dated as of December 19, 2007, exercisable for 1,332,000 shares of our common stock. Research and development costs increased approximately $3,435,000 from $9,410 during the three months ended September 30, 2007, to approximately $3,445,000 during the three months ended September 30, 2008, primarily due to increased use of the services of Triple Ring to accelerate the research and development of NovaRay ScanCath product. Approximately $3.2 million was spent on development projects with Triple Ring during the quarter ended September 30, 2008 as compared with $9,410 during the quarter ended September 30, 2007. Warrant expense was approximately $224,000 for the three months ended September 30, 2008. There were no warrant expenses in the nine months ended September 30, 2007.
Research and development costs increased approximately $7.6 million from approximately $122,000 during the nine months ended September 30, 2007, to approximately $7.7 million during the nine months ended September 30, 2008, due to increased use of the services of Triple Ring for research and development of initial systems targeted for mid 2009 deployment. Approximately $7.1 million was spent on development projects with Triple Ring during the nine months ended September 30, 2008 as compared with approximately $122,000 during the nine months ended September 30, 2007. Warrant expense was approximately $668,000 for the nine months ended September 30, 2008.
General and Administrative
General and Administrative expenses increased approximately $464,000 or 189%, from approximately $245,000 during the three months ended September 30, 2007, to approximately $710,000 during the three months ended September 30, 2008, due to increased expenses of approximately $288,000 for payroll and payroll-related expenses, $13,000 for professional fees for legal, audit, and tax services, and $122,000 for executive and financial consulting. Fees paid to Triple Ring for executive consulting services during the three months ended September 30, 2007 were approximately $105,000 and there were no executive consulting fees paid to Triple Ring during the three months ended September 30, 2008.
General and Administrative expenses increased approximately $1.6 million, from $757,000 during the nine months ended September 30, 2007, to approximately $2.4 million during the nine months ended September 30, 2008, due to increased expenses of approximately $0.8 million for payroll and payroll-related expenses, approximately $0.4 million for professional fees for legal, audit, and tax services, approximately $0.3 million for executive and financial consulting services, approximately $36,000 for the costs of moving to our new headquarters facility Fees paid to Triple Ring for executive consulting services during the nine months ended September 30, 2007 were approximately $0.3 million.
Interest Expense
Interest expense decreased approximately $68,000 from the three months ended September 30, 2007, as compared to the three months ended September 30, 2008, due to the conversion of debt into shares of our Series A Convertible Preferred Stock.
Interest expense decreased approximately $185,000 from the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2008, due to the conversion of debt into shares of our Series A Convertible Preferred Stock.
Liquidity and Capital Resources
Our need for funds may increase from period to period as we increase the scope of our development, marketing, and manufacturing activities. From inception through September 30, 2008, we have funded this need with net proceeds of approximately $16.3 million, which we obtained through private placements of equity securities and issuances of short- and long-term debt instruments.

On August 29, 2008, NovaRay Medical, Inc. (the “Company”) entered into an amendment of the Company’s Series J Warrant No. W-J-07-1 to purchase shares of the Company’s Series A Convertible Preferred Stock and issued as of December 27, 2007 (the “Series J Warrant”) to increase the maximum number of shares of Series A Convertible Preferred Stock of the Company exercisable by Vision Opportunity Master Fund, Ltd. from 2,309,468 to 3,745,320 and to decrease the initial exercise price from $4.33 to $2.67 per share of Series A Convertible Preferred Stock of the Company and to amend the term of the Series J Warrant such that with respect to 1,872,660 shares of Series A Convertible Preferred Stock of the Company, the Series J Warrant shall expire at 11:59 p.m., eastern time, on September 8, 2008 and with respect to the remaining 1,872,660 shares of Series A Convertible Preferred Stock of the Company, the Series J Warrant shall expire at 11:59 p.m., eastern time, on November 1, 2008. On August 29, 2008, the Company also entered into an amendment of the Company’s Series J-A Warrant No. W-JA-07-1 to purchase shares of Common Stock of the Company and issued as of December 27, 2007 (the Series J-A Warrant”) (i) to increase the maximum number of shares of Common Stock of the Company exercisable by Vision Opportunity Master Fund, Ltd. from 769,822 to 1,248,440 and to decrease the initial exercise price for such shares from $6.91 to $4.25 per share of Common Stock of the Company; (ii) to allow for an additional exercise of up to 936,330 shares of the Common Stock of the Company at an initial exercise price of $5.00 and a term of five years until September 8, 2013 subject to both the exercise of the Series J Warrant as amended for 1,872,660 shares of Series A Convertible Preferred Stock of the Company and receipt by the Company of proceeds of at least $5,000,002.20 on or prior to September 8, 2008; and (iii) to allow for an additional exercise of up to 936,330 shares of the Common Stock of the Company at an initial exercise price of $5.00 and a term of five years until November 1, 2013 subject to both the exercise of the Series J Warrant as amended for the number of shares equal to the difference between the initial exercise of the Series J Warrant and 3,745,320 shares of the Company’s Series A Convertible Preferred Stock and receipt of proceeds of at least $10,000,004.40 (inclusive of all amounts received after August 29, 2008) on or prior to November 1, 2008.
On August 29, 2008, the Company also entered into a Letter Agreement with Vision Opportunity Master Fund, Ltd., pursuant to which Vision Opportunity Master Fund, Ltd. agreed, in consideration of the amendments to the Series J Warrant and the Series J-A Warrant, to exercise the Series J Warrant as amended, with respect to at least 1,872,660 shares of Series A Convertible Preferred Stock of the Company on or prior to September 8, 2008 such that the Company receives proceeds of at least $5,000,002.20.
On September 5, 2008, Vision Opportunity Master Fund, Ltd. exercised the Series J Warrant as to 1,872,660 shares of Series A Convertible Preferred Stock of the Company at an exercise price of $2.67 per share. The Company received the aggregate exercise price of $5,000,002.20.
On December 27, 2007, we received gross proceeds in excess of $10 million pursuant to the Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated as of December 27, 2007 (the “Purchase Agreement”), by and among the Company and certain investors, pursuant to which such investors invested an aggregate of approximately $13.0 million, including in excess of $10 million in cash, to purchase an aggregate of (i) 4,946,888 shares of our Series A Convertible Preferred Stock each being initially convertible into 1 share of our common stock, (ii) Series A Warrants to purchase 1,648,960 shares of our common stock at an exercise price of $4.25 per share (“Series A Warrants”), (iii) a Series J Warrant issued to Vision to purchase 2,309,469 shares of our Series A Convertible Preferred Stock at an exercise price of $4.33 per share, and (iv) the Series J-A Warrant issued to Vision to purchase up to 769,822 shares of our common stock at an exercise price of $6.91 per share, such number of shares equal to thirty-three and one-third percent (33 1/3%) of the total of the number of shares actually purchased pursuant to exercises of the Series J Warrant (the Series A Warrants, the Series J Warrant, and the Series J-A Warrant, collectively the “Warrants” and each a “Warrant”) (the “Financing”).
As of September 30, 2008, our principal source of liquidity included cash and short-term investments of approximately $4.6 million.
We plan to finance our capital needs principally from the net proceeds of the sale of our common and preferred stock and our existing capital resources. Our working capital and capital requirements will depend on numerous factors, including the level of resources that we devote to the development, clinical, regulatory, and marketing aspects of our product. We anticipate incurring expenses of approximately $12 million for the development and manufacturing startup and the marketing, sales, regulatory and general administrative expenses over the next 12 months. This includes hiring 6 new employees. As we expand from the development stage, we expect to expand our production facilities or establish alternate facilities and to hire additional marketing, and sales personnel. We believe that the financial resources available, including our current working capital, will be sufficient to finance our planned operations and capital expenditures until the beginning of our third fiscal quarter of 2009. We further believe that the level of financial resources available to us is an important competitive factor and, accordingly, we may seek to raise additional capital through public or private equity or debt financing(s) in the future. Failure to raise such capital may adversely affect our operations and prospects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.
Item 4T. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management; including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the existence of two material weaknesses related to our accounting for conversion of notes payable into preferred stock and our accounting for warrants related to the conversion transaction and for warrants issued for services as well as controls surrounding our preparation of the statement of cash flows. We restated our consolidated financial statements for the year ended December 31, 2007 and quarter ended March 31, 2008 in order to properly reflect debt extinguishment and debt conversion expenses and the cost of warrants issued for debt conversion and non employee services. Additionally, for this report, certain reclassifications were made in the preparation of the statement of cash flows for the period from inception (June 7, 2005) to September 30, 2008 and such reclassifications affected previously reported cash flow information.
We are in the process of improving our internal control over financial reporting in an effort to remediate this deficiency through improved supervision and training of our accounting staff. This deficiency has been disclosed to our Board of Directors. We have taken the following steps to correct this weakness:
•	In July 2008, we engaged a third party consultant to assist in day to day accounting matters.

•
In July and August 2008, we upgraded our knowledge of accounting pronouncements related to debt extinguishment and conversion through training and study on the relevant pronouncements related to debt extinguishment, debt conversion and the related accounting for warrants issued during a debt conversion and warrants issued in exchange for services.

•	We plan to improve our internal review of our financial statements including our statements of cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On September 5, 2008, Vision exercised the Series J Warrant as to 1,872,660 shares of Series A Convertible Preferred Stock of the Company at an exercise price of $2.67 per share. The Company received the aggregate exercise price of $5,000,002.20. Such issuance and sale of Series A Convertible Preferred Stock of the Company were made pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, as Vision represented to the Company in the purchase agreement related to the issuance of the Series J Warrant and the Series J-A Warrant, that it was an “accredited investor” as defined in Regulation D promulgated under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
Index to Exhibits

2.1	Agreement and Plan of Merger, dated December 26, 2007, by and among Vision Acquisition I, Inc., NovaRay, Inc. and Vision Acquisition Subsidiary, Inc.(1)
3.1	Complete Copy of the Certificate of Incorporation, as amended.(2)
3.2	Bylaws.(3)
10.1	Amendment to Series J Warrant To Purchase Shares of Series A Convertible Preferred Stock Number W-J-07-1, dated August 29, 2008, by and between Vision Opportunity Master Fund, Ltd. and NovaRay Medical, Inc.(5)
10.2	Amendment To Series J-A Warrant To Purchase Shares of Common Stock Number W-JA-07-1, dated August 29, 2008, by and between Vision Opportunity Master Fund, Ltd. and NovaRay Medical, Inc.(6)
10.3	Letter Agreement, dated August 29, 2008, by and between NovaRay Medical, Inc. and Vision Opportunity Master Fund, Ltd.(7)
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the NovaRay Medical, Inc.(4)
31.1	Certification of Jack E. Price, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Marc C. Whyte, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934,as amended.
32.1	Certification of Jack E. Price, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Marc C. Whyte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008.

(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-SB (No. 000-52731) filed with the SEC on July 20, 2007.

(4)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2008.

(6)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2008.

(7)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2008.

NOVARAY MEDICAL, INC.

By:	/s/ Jack E. Price
Jack E. Price
President and Chief Executive Officer

By:	/s/ Marc C. Whyte
Marc C. Whyte
Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated December 26, 2007, by and among Vision Acquisition I, Inc., NovaRay, Inc. and Vision Acquisition Subsidiary, Inc.(1)
3.1	Complete Copy of the Certificate of Incorporation, as amended.(2)
3.2	Bylaws.(3)
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the NovaRay Medical, Inc.(4)
10.1	Amendment to Series J Warrant To Purchase Shares of Series A Convertible Preferred Stock Number W-J-07-1, dated August 29, 2008, by and between Vision Opportunity Master Fund, Ltd. and NovaRay Medical, Inc.(5)
10.2	Amendment To Series J-A Warrant To Purchase Shares of Common Stock Number W-JA-07-1, dated August 29, 2008, by and between Vision Opportunity Master Fund, Ltd. and NovaRay Medical, Inc.(6)
10.3	Letter Agreement, dated August 29, 2008, by and between NovaRay Medical, Inc. and Vision Opportunity Master Fund, Ltd.(7)
31.1	Certification of Jack E. Price, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Marc C. Whyte, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934,as amended.
32.1	Certification of Jack E. Price, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Marc C. Whyte, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008.

(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-SB (No. 000-52731) filed with the SEC on July 20, 2007.

(4)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2008.

(6)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2008.

(7)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2008.