Form 10-K
period 2008-12-31
NovaRay Medical, Inc.
filed 2009-03-27
CIK 1383529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from              to

Commission File Number 0-52731

NOVARAY MEDICAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	16-1778998
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

39655 Eureka Drive

Newark, California 94560

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (510) 619-9200

Securities registered under Section 12(b) of the Exchange Act:	Name of Each Exchange On Which Registered
None	None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2008, was $0 as there was no public market for the registrant’s common stock.

As of March 20, 2009, there were 9,767,853 shares of common stock, par value $.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant’s 2009 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

NOVARAY MEDICAL, INC.

FORWARD-LOOKING STATEMENTS

Statements in this document may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These forward-looking statements include, without limitation, those statements contained in this document regarding:

•	the effect of the going concern qualification from our auditors;

•	our belief that the modifications made to the VASCO system resulting in the upgraded ScanCath system will not require a new 510(k);

•	the fundamental design and operating principles of our system remaining the same;

•	our ability to successfully complete development of our product;

•

the capabilities, performance and competitive advantages of our products following completion of development, including without limitation, uniqueness, imaging capabilities, radiation exposure reduction, real-time multi-slice tomography, open patient access, larger patient imaging, steep angle imaging, enhanced clarity, precise measurements, quantification, continuous operating time, manufacturing costs and maintenance costs;

•	growth or profitability of image-guided, minimally invasive cardiac procedures;

•	viability or success of applications beyond the cardiac catheterization market segment;

•	viability or success of abdominal, peripheral vascular, neurovascular and low-dose lung-nodule imaging;

•	success of our system and support at partner sites;

•	ability to achieve uptime goals;

•	our ability to build a team of sales professionals, supported by industry-experienced marketing, application, and technical service professionals;

•

our belief in the continuation of the trend of the increasing role played by alternative imaging modalities in the diagnosis and assessment of cardiovascular disease and its effect on the total number of patients referred for interventional procedures in the cardiac catheterization lab;

•	our ability to obtain placements in mixed-use electrophysiology / cardiac catheterization labs;

•	continued support of our clinical and scientific advisors;

•	challenges for any potential competitor to replicate our system;

•	the total number of patients referred for interventional procedures in the cardiac catheterization lab;

•	our anticipation that we will not pay cash dividends on our common stock in the foreseeable future;

•	our belief that maintaining compliance with federal, state, local laws and regulations will not have a material financial impact on future capital expenditures or results of operations;

•	our efforts to remediate deficiencies in our internal control over financial reporting;

•	our ability to compete and successfully sell our product in our target markets;

•	our future hiring of sufficient numbers and types of qualified employees;

•	any competitive advantage or protection that our intellectual property rights will provide to us and the occurrence and timing of the availability of our product;

•	the establishment of initial partner sites by the end of 2009;

•	beginning commercial sales in the first quarter of 2010;

•	anticipated timing of acceptance of deliverables in connection with our professional services agreement with Triple Ring Technologies, Inc.;

•	anticipated costs of development services, related tooling, marketing and materials;

•	our expectations regarding the impact of recent accounting pronouncements;

•	our anticipation that our system will be reimbursed under existing reimbursement codes;

•	our expectation that our common stock will be eligible to be quoted on the OTC Bulletin Board;

•	our beliefs regarding trends regarding imaging modalities such as ultrasound, magnetic resonance imaging and CT;

•	our belief that we will not have to apply for new current procedural terminology (CPT) or diagnosis related groups (DRG) codes;

•	our anticipation that the licenses granted to NRCT LLC are not for applications that are competitive with NovaRay’s products;

•	our Director and Officer insurance policy enabling the Company to recover a portion of any future amounts paid; and

•	statements regarding initial commercial sales of our product.

These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those factors discussed from time to time in this document, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this document and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

PART I

ITEM 1.	BUSINESS

Overview

NovaRay Medical, Inc. (the “Company”, “NovaRay”, “we”, or “our”), a Delaware corporation, was formed in 2006 and is a medical imaging company focused on developing unique innovations in proprietary digital cardiac x-ray technology. NovaRay’s initial clinical offering, the ScanCath™ cardiac catheterization system, offers advanced imaging capabilities, coupled with reductions in radiation exposure to patients, operators, and staff. Approximately $100 million has been invested in the development of this system, and we have 23 issued U.S. patents with claims as to our system and its underlying technologies.

Background

In June 2005, NovaRay, Inc., a Delaware corporation, acquired substantially all the assets, including intellectual property, of NexRay, Inc., a privately held developer of digital x-ray technology for medical imaging, through the purchase of such assets in NexRay’s then pending Chapter 11 bankruptcy proceeding. The technology enabled real-time, low-dose tomographic imaging for a variety of clinical applications. From NexRay’s inception in 1991 through June 2005, NexRay raised approximately $80 million, principally through the issuance of preferred stock and loans from various investors.

On October 6, 2006, Vision Acquisition I, Inc. (“Vision Acquisition”) incorporated as a Delaware corporation to investigate and acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Vision Opportunity Master Fund, Ltd. (“Vision”) was the sole stockholder of Vision Acquisition. On December 26, 2007, Vision Acquisition, Vision Acquisition Subsidiary, Inc., a newly-formed wholly-owned subsidiary of Vision Acquisition (“Merger Sub”), and NovaRay, Inc. entered into a merger agreement whereby Merger Sub merged with and into NovaRay, Inc., with NovaRay, Inc. remaining as the surviving corporation. Immediately prior to the closing of the merger, Vision Acquisition’s name was changed to NovaRay Medical, Inc.

The stockholders of NovaRay, Inc. exchanged all of their NovaRay, Inc. stock for 9,580,587 shares of common stock of NovaRay Medical, Inc. on a three-to-one basis. All references to NovaRay, Inc. securities in this Annual Report are reflected at the three-to-one basis. We adopted NovaRay Inc.’s business plan upon completion of the merger. NovaRay Inc. was merged into NovaRay Medical, Inc. on December 22, 2008.

Product

Cardiac Catheterization Imaging System

The ScanCath™ is our next-generation fluoroscopic imaging device for cardiac catheterization. Our first-generation device, the VASCO Scanning Beam Digital X-Ray System, received 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA), in September 1998 and our last variance granted by the FDA was in May 2004. We believe the modifications made to the VASCO system resulting in the upgraded ScanCath system will not require a new 510(k), based our evaluation of the applicable FDA guidelines. The fundamental design and operating principles of the system will remain the same and the changes made to the system were done to update obsolete components or processes and to take advantage of technological advances to improve system performance. We intend to file a renewal of the last variance granted in May 2004 that is due to expire in May 2009 and will evaluate other enhancements that we may choose to submit to the FDA for approval.

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

Dramatically reduce radiation. Our system’s inverse geometry and high-efficiency detector reduces the total radiation delivered to the physician and other hospital personnel by as much as 80% and reduces the radiation concentration exposure delivered to the patient by as much as 90%, . Conventional systems used for interventional procedures expose the patients to the equivalent of 200 to 500 chest x-ray equivalents per minute. Cardiac catheterization procedures typically have 10 to 30 minutes of imaging time and some lengthy procedures can have up to 60 minutes of imaging time, resulting in radiation exposures of up to 30,000 chest x-ray equivalents. With these high exposure levels and the increasing concern for radiation safety, the advantage of our system’s radiation exposure reduction to the patient is substantial. Many interventional cardiologists do not wear their radiation-monitoring badges to prevent detection of radiation overexposure and the corresponding loss of hospital privileges and income. Our system’s reduced radiation mitigates this compliance problem and enables an increased level of physician productivity and income. The reduced radiation to patients, cardiologists, and catheterization lab staff is both a safety benefit and a system advantage.

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

Simple, accurate quantification of dimensions. Our system can enable precise measurements and quantification because the magnification of every image slice is known. Vessel diameter and stenosis length can be easily and accurately measured in order to select the correct stent size. This feature does not yet have regulatory clearance and will require a filing with the FDA.

Overlying anatomy de-focused from images. Because our system’s images are formed in the computer by combining individual tomographic slices, the slices associated with ribs or spine can be de-focused to provide enhanced clarity of either the entire heart or of the specific area where the intervention is taking place, at the physician’s option.

Continuous high-quality diagnostic imaging at lower radiation exposure. Our inverse geometry and high-efficiency detector allows our system to produce high-quality diagnostic images at an equivalent radiation exposure as the lower-quality interventional mode of conventional systems. Further, our x-ray source cooling allows our system to operate longer in the diagnostic mode, rather than being limited to approximately 20-second intervals as with the current conventional systems.

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

Applications Beyond Cardiac Catheterization

We believe our proprietary systems have many applications beyond the cardiac catheterization market segment. These other market segments include abdominal, peripheral vascular, neurovascular and low-dose lung-nodule imaging, perhaps enabling screening. We have an existing license agreement for certain of these other applications with NRCT LLC, an entity formed by certain of our officers and directors to license our technology for certain of these other applications. See Note 9.Related Party Transactions in the attached Financial Statements.

We believe our cardiac catheterization imaging system can be modified to address the abdominal, peripheral vascular, and neurovascular markets. These applications require a larger imaging field of view to image both legs simultaneously or the entire brain. We believe the field of view of our system may be increased by making the x-ray source physically larger. Other imaging requirements for these applications are generally less challenging than cardiac catheterization since there is no rapidly moving anatomy, as is the case with the heart.

Sales and Marketing Strategy

The key elements of our sales and marketing strategy are:

Use partner sites to generate sales. We intend to place systems at one or two key partner sites with on-site technical support. We expect to provide clinical application specialists to work with the partner sites to ensure that the cardiologist maximize the utility and unique features of the system. These individuals will be direct employees of ours and will be fully trained before the initial systems are delivered to partner sites. These individuals will have the goal of 100% uptime of the system and will provide vital feedback to the engineering organization for quality improvement. We expect our partner sites to use these systems in clinical settings to demonstrate the advantages of our system and to generate sales.

Penetrate the U.S. cardiac catheterization lab market using a dedicated industry-experienced sales force. We intend to build a team of sales professionals, supported by industry-experienced marketing, application, and technical service professionals. This direct sales force will allow us to target hospitals in the U.S. We plan to market our systems directly to interventional cardiologists and hospital administrators, who are the key decision makers in the purchase of this equipment. We expect that our initial placements will likely be in mixed-use electrophysiology / cardiac catheterization labs.

Collaborate with key opinion leaders. The NovaRay cardiac catheterization system has enjoyed the support of its clinical and scientific advisors. As we move closer to the placement of our first production systems, we plan to expand this group and formalize it into an advisory board. We expect the members of this board to publish articles in peer-reviewed journals regarding the unique capabilities of our system.

Competition

The market for medical devices is intensely competitive. We believe that our ability to compete in this marketplace will be based on our patent protection, trade secrets, and proprietary domain knowledge, which we believe in turn will present a challenge for any potential competitor to replicate our system.

The primary suppliers of cardiac catheterization imaging systems are the medical divisions of four multi-national companies: General Electric, Philips, Siemens, and Toshiba. This is a mature industry with little product differentiation. These four companies control the bulk of the market. In addition, there are a few companies with smaller market shares, such as Hologic, Hitachi, and Shimadzu.

Other imaging modalities such as ultrasound, magnetic resonance imaging (MRI), and computed tomography (CT) imaging have limitations and we do not expect any of them to displace cardiac catheterization imaging systems for the definitive diagnosis and guidance of catheter-based interventional procedures. These alternative imaging modalities play an increasing role in the diagnosis and assessment of cardiovascular disease. We expect this trend to continue, and we believe that this will increase the total number of patients referred for interventional procedures in the cardiac catheterization lab as these alternative imaging technologies help identify more patients who can benefit from these procedures.

Intellectual Property

We believe our intellectual property strategy is important to maintaining the advantages of our technology. As of March 15, 2009, we had 23 issued U.S. patents and have filed several international patents in Western Europe and Japan. We believe that our technology is substantially different from the technology used in other medical imaging systems, enabling us to generate a broad patent portfolio primarily around various aspects of the x-ray source, detector, and image-reconstruction, including:

•	Target/coolant/collimator apparatus;

•	X-ray source construction;

•	Detector apparatus;

•	Electron-beam scanning apparatus and method;

•	Image-reconstruction apparatus and methods; and

•	Locating catheter apparatus.

We believe that we also have protection through trade secrets and domain knowledge regarding manufacturing processes, algorithms, software, and materials selection.

Governmental Regulation

As a manufacturer of medical devices, we are subject to the regulations and oversight of the FDA and other appropriate international regulatory bodies. X-ray based cardiac catheterization imaging systems are classified by the FDA as Class II devices, and are subject to performance standards outlined in the Code of Federal Regulations. We are also subject to other federal, state, local laws and regulations related to worker health and safety, and environmental protection. We believe we are in compliance, in all material respects, with these other laws and regulations and that maintaining such compliance will not have a material financial impact on future capital expenditures or results of operations.

510(k) Premarket Notification. A 510(k) premarket notification was submitted to the FDA seeking clearance “...for use in generating real-time fluoroscopic images in patients where medically indicated.” This clearance was granted on September 1, 1998.

Quality System Regulation. We intend to be in compliance with Federal regulations, referred to as the Quality System Regulation (QSR), which includes the Good Manufacturing Practices (GMP) that defines the elements of quality assurance. We plan to establish these practices prior to system design validation, production, and distribution, and are subject to periodic audits by the FDA.

International Regulation. International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The primary regulatory environment in Europe is that of the European Union, which consists of 15 countries encompassing most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling, and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive are entitled to bear CE (European Compliance) conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the European Union. We have not yet met the requirements for CE conformity that would allow commercial activities in Europe. In Japan, the Ministry of Health, Labor and Welfare must approve our device. We have not yet applied for approval in Japan.

Reimbursement. X-ray imaging for cardiac catheterization procedures is a standard of care in the United States and other developed countries. The costs associated with such procedures are reimbursed. Our system is a replacement system for current systems that have standard reimbursement. Thus, we believe that we will not have to apply for new CPT or DRG codes.

Research and Development

Research and development expenditures for the years ended December 31, 2008 and 2007, were approximately $11.9 million and $314,000, respectively. NovaRay contracts with Triple Ring Technologies, Inc. (“Triple Ring”) to perform ongoing product development work, final assembly and test for the Company’s cardiac imaging system (See Note 9.Related Party Transactions in the attached Financial Statements). Research and Development expenditures with Triple Ring for 2008 and 2007 were $11.8 million and $314,000, respectively.

Employees

At March 15, 2009, we had a total of five full-time employees. It is the Company’s policy for all employees to sign nondisclosure agreements as a condition of employment. None of the employees are represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and we believe our relationship with our employees is good.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this document before purchasing shares of our common or preferred stock. Investing in our common stock involves a high degree of risk. If any of the following events or outcomes actually occurs, our business, operating results and financial condition could be materially and adversely affected. As a result, the trading price of our common stock could decline and you may lose all or part of the money you paid to purchase our common stock.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The accompanying financial statements for the year ended December 31, 2008, were prepared under the assumption that we will continue to operate as a going concern. The report of our independent public accounting firm on our financial statements for the year ended December 31, 2008 includes a paragraph discussing conditions that raise a substantial doubt about our ability to continue as a going concern. We incurred losses of $15.2 million for the year ended December 31, 2008, and $1.9 million for the year ended December 31, 2007. As of December 31, 2008, our cash and equivalents amounted to approximately $5.7 million.

We require additional funds to continue operations. These funds, if available, may be from one or more public or private stock offerings, borrowings under bank or lease lines of credit, or other sources. This additional financing may not be available on a timely basis on terms acceptable to us, or at all. Our ability to obtain such financing may be impaired by the current economic conditions and the lack of liquidity in the credit markets. Such financing, if available, may also be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of money we will need will depend on many factors, including:

•	revenues, if any, generated by sales of our system and any of our future products;

•	expenses we incur in developing and selling our system;

•	the commercial success of our research and development efforts; and

•	the emergence of competing technological developments.

If we are unable to secure additional funding adequate funds are not available, we may have to discontinue operations; delay development or commercialization of our system; license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize; reduce marketing, customer support, or other resources devoted to our system: or any combination of these activities. Any of these results would materially harm our business, financial condition, and results of operations, and there can be no assurance that any of these results will result in cash flows that will be sufficient to fund our current or future operating needs.

Market acceptance of our system is uncertain.

Our success and growth will depend on the level of market acceptance of our system by physicians and hospitals. Physicians may not use, and hospitals may not purchase, our system unless they determine, based on clinical data and other factors, that our system is, among other things, an effective means of reducing radiation exposure and enhancing image quality and they determine that we are able to build and deliver our systems timely. These determinations will depend in part on our cost effectiveness and quality relative to competing x-ray systems and the development of any improved systems for the catheterization lab. In addition, we will need to expend a significant amount of resources on marketing and educational efforts to create awareness of our system and to encourage its acceptance and adoption in the catheterization lab. If the market for our system or its technologies does not develop sufficiently or our system or technology is not adopted, our revenue, if any, will be impacted.

We have limited operating experience and a history of net losses and may never achieve or maintain profitability.

We have incurred net losses since inception and expect to continue to operate at a loss at least through 2009. As of December 31, 2008, we had an accumulated deficit of approximately $20.9 million. The Company has never been profitable, and we may never achieve or sustain profitability. The Company has not achieved any revenue to date. If our revenues grow more slowly than anticipated or fail to materialize or if operating expenses exceed our expectations, our ability to achieve profitability will be adversely affected. Our future operating results are likely to fluctuate substantially from period to period and will depend upon numerous factors, many of which are outside of our control. Such factors include, but are not limited to:

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

•

on-going adverse economic conditions as well as economic uncertainties, impact of economic conditions on investment portfolios held by hospitals, ability of hospitals to secure credit, recent and possible future terrorist activities and other geopolitical instability, all of which have increased the likelihood that hospitals may contract their spending, resulting in a contraction of the market for cardiovascular catheterization imaging systems; and

•	our ability to develop strategic distribution relationships in Europe and Asia.

Our limited operating history makes evaluation of our business difficult.

NovaRay, Inc was incorporated in June 2005 and NovaRay Medical, Inc. was incorporated in October 2006. Therefore, we have limited historical financial data upon which to base planned operating expenses or forecast accurately our future operating results. Revenue and income potential in our business is unproven. As a development-stage company operating in an unproven market, we face risks and uncertainties relating to our ability to implement our business plan successfully. We have not yet demonstrated our ability to successfully commercialize any product. Successful commercialization will require us to, among other things, obtain and maintain all applicable regulatory approvals for our ScanCath system; finish developing our ScanCath system; manufacture our ScanCath system; and conduct sales and marketing activities. Our operations have been limited primarily to organizing and staffing, acquiring, developing and securing the proprietary technology used in our product system. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our securities.

We have not developed commercially marketable products to date.

We have not proven our ability to produce and market successfully our products broadly, and we must conduct additional development before our products will be ready for commercial sale, including product development by Triple Ring, a related-party contractor, upon which we will depend significantly for future development, as well as other third-party contractors engaged by Triple Ring. Our operations may be adversely affected by problems encountered in connection with the development and utilization of new technologies. These problems may limit our ability to develop commercially successful products on a timely basis. Even if we develop products for commercial use, these products may not be accepted by the marketplace, or we may not be capable of selling these products at prices that will enable us to become profitable.

Our competitors have greater resources, which may increase the difficulty for us to achieve market penetration.

The market for medical devices is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. Our competitors include large multinational corporations and their operating units, including General Electric, Philips, Siemens, and Toshiba. These companies and certain of our other competitors have substantially greater financial, marketing, and other resources than we do. Each of these companies is either publicly traded or a division of a publicly traded company, and enjoys several competitive advantages, including:

•	significantly greater name recognition;

•	established relationships with health care professionals and customers;

•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or incentives to gain a competitive advantage;

•	established distribution networks and relationships with customers;

•	greater resources for product development, sales and marketing, and patent litigation; and

•	the ability to offer financing to their customers.

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

Outside contractors and suppliers supply numerous components, subsystems, and other parts used in our system. Many of these components, subsystems, and other parts are only available from single or a limited number of suppliers. In addition, some of these contractors and suppliers require validation studies in order to act as a contractor or supplier for our system. To the extent our current contractors and suppliers cannot support our system, we will be forced to obtain other contractors and suppliers that could result in a delay in the manufacturing of our system. Operating results could be materially adversely affected by a stoppage or delay of supply, substitution by more expensive or less reliable alternate parts, receipt of defective parts, an increase in the pricing of such parts, or our inability to obtain reduced pricing from our suppliers in response to competitive pressures. During 2008, we spent additional cash beyond our original plan to secure additional specialized massively parallel processors from one of our suppliers that was contemplating bankruptcy and assigned its assets to a third party. We currently have not qualified or validated a substitute supplier for the processors. Other critical contractors or suppliers of ours could also seek bankruptcy protection or discontinue operations.

We have limited sales and marketing staff and any failure to expand sales of our system will negatively impact future sales.

We have no experience in marketing, sales, and distribution of our system and currently have limited marketing and sales staff. We are in the process of establishing marketing, sales, and distribution capabilities in order to support our commercialization efforts. We will be required to recruit and retain highly trained salespeople, and no assurance can be given that such personnel will be available on terms acceptable to us. There can also be no assurance that our marketing and direct sales force, if established, will be successful in marketing our system to physicians and hospitals. Failure to establish an effective sales and marketing organization would have a material adverse effect on our business, financial condition, and results of operations. Our goal is to place our first systems with key initial partner sites by the end of 2009. If we are unsuccessful in doing so, our ability to generate revenue will be adversely affected. In addition, due to the limited market awareness of our system, we believe that the sales process could be lengthy, requiring us to educate patients and physicians regarding the benefits of our system.

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

We are highly dependent on the founders of the Company, and principal members of our senior management, Marc Whyte, our Chief Executive Officer and President, Edward Solomon, our Chief Technical Officer, as well as certain personnel of Triple Ring. We do not carry “key person” insurance covering any members of our management or Triple Ring key personnel. The loss of any member of our management team or Triple Ring personnel could prevent the implementation and completion of our objectives, including the development and introduction of our products, and could require the remaining management members to direct immediate and substantial attention to seeking a replacement.

We currently have only five employees. We plan to expand our operations and significantly grow our sales and marketing operations. This expansion is expected to place a significant strain on our current management and will require hiring a substantial number of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

We are dependent on certain related parties for contract development services and commercialization of our technologies outside our anticipated primary markets.

To date, substantially all development of our technology and product has been performed by others. At present, we have contracted with Triple Ring to provide research and development services to prepare a commercial-ready version of the ScanCath X-ray fluoroscopy system. Payments of approximately $10.7 million were incurred with Triple Ring in 2008 and approximately $6.4 million are anticipated in 2009 for these development services and related tooling and materials costs. Certain officers and directors of the Company own a total of 42.3% of Triple Ring’s outstanding shares. In part due to the development services not being performed by our employees, we have less ability to affect the likelihood of success of these research and development activities.

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

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of the recent changes in the rules and regulations that govern publicly held companies, including, but not limited to, certifications by the principal executive officer and the principal financial officer. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges and NASDAQ. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers or may cause those who accept to seek greater insurance coverage from us for directors’ and officers’ insurance policies.

Further, some of these recent changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain and retain listing of our common stock on any stock exchange could be adversely affected.

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

Our manufacturing operations will be required to comply with applicable QSR of the FDA, which incorporate the Good Manufacturing Practices regulations. QSR addresses the design controls, methods, facilities, and quality assurance controls used in manufacturing, packing, storing, and installing medical devices. Prior to shipment of our system, we will need to obtain the approval of Underwriters Laboratories, Inc. (UL). There is no assurance that we will obtain UL approval in time for the sale of our first product, if at all. In addition, certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the United States. Furthermore, any FDA regulations now governing our system are subject to change at any time, which may cause delays and could have material adverse effects on our operations.

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

Our success depends in part on our ability to obtain and enforce patent protection for our system and our future products, both in the United States and other countries, and operate without infringing the proprietary rights of third parties. The scope and extent of patent protection for our system is uncertain and frequently involves complex legal and factual questions. We cannot predict the breadth of claims that will be allowed and issued in patents related to medical device applications. Once such patents have been issued, we cannot predict how the claims will be construed or enforced.

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

The coverage claimed in a patent application can be significantly narrowed before a patent is issued and after a patent is issued, both in the United States and other countries. We do not know whether any of our pending or future patent applications will result in the issuance of patents. To the extent patents have been issued or will be issued, we do not know whether these patents will be subjected to further proceedings limiting their scope, will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated. Furthermore, patents already issued to us, or patents that may be issued on our pending applications, may become subject to dispute, including reexamination proceedings in the United States to determine validity of issued patents, interference proceedings in the United States to determine priority of invention or opposition proceedings in foreign countries contesting the validity of issued patents.

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

Our executive officers and directors and their affiliates own approximately 65% of our issued and outstanding common stock. Accordingly, these stockholders will likely be able to determine the composition of a majority of our Board, retain the voting power to approve certain matters requiring stockholder approval, and continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control.

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

In addition, the federal government regulates reimbursement of fees for certain diagnostic examinations and capital equipment acquisition costs connected with services to Medicare beneficiaries. Although we currently anticipate that our system will be reimbursed under existing reimbursement codes, there is no assurance that the existing reimbursement codes will apply to our products. If they do not, the resulting inability of health care providers to obtain reimbursement for our products will have a material adverse impact on our ability to market and sell our system. In addition, certain legislation has limited Medicare reimbursement for diagnostic examinations, and other third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. These policies may have the effect of limiting the availability of reimbursement for procedures, and as a result may inhibit or reduce demand by health care providers for products in the markets in which we compete. We cannot predict what effect the policies of government entities and other third party payors will have on future sales of our system, and there can be no assurance that such policies would not have an adverse impact on our operations.

If we become subject to product-liability claims, the damages may exceed our insurance coverage.

Our business will expose us to potential product-liability claims, product recalls, and associated adverse publicity, which are inherent in the manufacturing, marketing, and sale of medical devices, and as such we may face substantial liability to patients or medical personnel for damages resulting from the faulty design or manufacture of our system. A product-liability claim could materially adversely affect our business or financial condition.

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

Our policy is to retain any earnings to provide funds for the operation and expansion of our business and, accordingly, we have not paid out cash dividends on our common stock and do not anticipate doing so in the future.

There is not now, and there may not ever be, an active market for our common stock.

There currently is no public market for our common stock. Further, although our common stock may be quoted on the OTC Bulletin Board in the future, the trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. There can be no assurance that a more active market for our common stock will develop. Accordingly, investors must assume they may have to bear the economic risk of an investment in our common stock for an indefinite period of time.

We are subject to the reporting requirements of federal securities laws, which can be expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders are significant.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal and disclosure controls may be time consuming, difficult, and costly. Furthermore, we have experienced, and may continue to experience, material weaknesses in our internal and disclosure controls, which impacts the timeliness of our external financial reporting.

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

We have previously identified material weaknesses in our internal controls. We restated our consolidated financial statements for the year ended December 31, 2007 and quarter ended March 31, 2008 in order to properly reflect debt extinguishment and debt conversion expenses and the cost of warrants issued for debt conversion and non employee services. Additionally, during preparation of the financial statements for the third quarter of fiscal 2008, we discovered that the method used to present cash flows and noncash financing activities did not conform to Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, (“SFAS 95”). As a result, certain reclassifications were made in the preparation of the statement of cash flows for the period from inception (June 7, 2005) to September 30, 2008 and such reclassifications affected previously reported cash flow information.

We continue to review and improve our internal and disclosure controls in an effort to address these material weaknesses. These efforts have resulted, and could further result, in significant expenses and could divert management attention away from operating our business. We cannot be certain that the measures we have taken or that we are planning to take will sufficiently and satisfactorily prevent future material weaknesses. Ongoing material weaknesses in internal controls create a reasonable possibility that a material misstatement of our interim and annual financial statements would not be prevented or detected on a timely basis.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is located in Newark, California where we sublease approximately 24,054 square feet of offices lab, product assembly, storage and equipment space. This space is leased under an agreement that expires in 2013. We believe our current facilities are adequate to meet our current needs. See Note11.Subsequent Events in the attached Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently engaged in legal proceedings that require disclosure under this Item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders (“Annual Meeting”) on November 20, 2008. Stockholders representing 7,328,538, or 75%, of the total outstanding shares as of the record date of the Annual Meeting were present in person or by proxy. The following is a brief description of each matter voted upon at the Annual Meeting and a statement of the number of votes cast for or against and the number of abstentions with respect to each matter.

1)	The stockholders elected the following to serve on the Board of Directors for a term of one year:

	For	Withheld
David Dantzker, M.D.	7,328,538	2,439,315
David J. Foster	7,328,538	2,439,315
George J.M. Hersbach	7,328,538	2,439,315
Jack E. Price	7,328,538	2,439,315
Edward G. Solomon	7,328,538	2,439,315
Marc C. Whyte	7,328,538	2,439,315
Lynda L. Wijcik	7,328,538	2,439,315

2)	The stockholders approved the selection of BDO Seidman LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2008:

For	Against	Abstain
7,328,538	—	2,439,315

3)	The stockholders approved the NovaRay Medical, Inc. 2008 Stock Incentive Plan:

For	Against	Abstain
7,328, 538	—	2,439,315

The holders of 734,157 shares of our Series A Preferred Stock executed an action by written consent of our Series A Stockholders approving and consenting to the issuance of shares of our Series A Preferred Stock pursuant to and upon exercise of the Series J Warrant to Purchase Shares of Series A Convertible Preferred Stock Number W-J-07-1 issued as of December 27, 2007 as amended by the Amendment to Series J Warrant to Purchase Shares of Series A Convertible Preferred Stock Number W-J-07-1. The holders of 467,412 shares of our Series A Preferred Stock withheld from the consent.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Equity

There is currently no public trading market for our common stock. Our broker dealer submitted an application to the Financial Industry Regulatory Authority (“FINRA”) for our common stock to be quoted on the OTC Bulletin Board (“OTCBB”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. On October 7, 2008 FINRA issued a deficiency letter requesting additional information in order to process the application. Our broker dealer had until April 5, 2009 to address the FINRA staff questions and provide the required information or the application will be abandoned by FINRA. In March 2009, we decided to discontinue our efforts with the application for our common stock to be quoted on the OTCBB.

As of March 15, 2009, we had 9,767,853 shares of our common stock outstanding, which are held by approximately 72 stockholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2008, certain information regarding our equity compensation plans. All of our equity compensation plans have been approved by our security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	3,750,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	3,750,000

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and the notes to those statements included in this report and other previous SEC filings. This discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to those discussed below, as well as those discussed elsewhere in this report, including those factors discussed under the heading Risk Factors. See also Forward-Looking Statements.

The financial statements related to this discussion and analysis have been prepared assuming that we will continue as a going concern. As discussed in Note 2 to the financial statements and under the heading Risk Factors, our recurring losses from operations and our dependence on receiving additional funding to continue operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

The following Management Discussion and Analysis is focused on the current and historical operations of the Company, and excludes the prior operations of Vision Acquisition.

NovaRay, Inc. was incorporated in June 2005, and shortly thereafter the assets along with the related underlying debt of NexRay were contributed to NovaRay, Inc. in connection with the foreclosure proceedings by certain lenders of NexRay that are our current investors. See Note 9.Related Party Transactions in the attached Financial Statements. We have incurred ongoing losses totaling approximately $20.9 million since the date of inception of NovaRay, Inc. through December 31, 2008. To date, substantially all of our expenditures have primarily been related to development of the ScanCath™ cardiac catheterization system and administrative costs. We expect to incur manufacturing expenses in future years for personnel and equipment costs required for our product introduction and distribution. We also expect to incur increased selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system.

We have achieved no revenues to date. Our goal is to begin commercial sales for our cardiac catheterization imaging system in the first quarter of 2010. We believe that the success of early placements will be critical to gathering strong customer references for future sales. Our efforts are subject to the risks inherent in the development of innovative products, including the risk that the product will be found to be ineffective, or that the product, if effective, will be difficult to manufacture on a large scale, or will be uneconomical to market. No assurance can be given that we will be able to produce our system in commercial quantities at acceptable costs or without delays, or that we will be able to market our system successfully. Any failure of our device to achieve acceptable market performance or the identification of technical deficiencies could lead to delays in the introduction and market acceptance of our product and could jeopardize the viability of our company. In addition, we will need to obtain additional regulatory approvals before our system can be sold in a number of significant international markets, and we may encounter delays in obtaining such approvals or other regulatory delays to the commercial productions of our system. See Risk Factors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements.

Common and Preferred Stock Warrants

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

Common and preferred stock warrants are valued using the Black-Scholes Model on the basis of the market price of the underlying common and preferred stock on the “valuation date.” We estimated the current stock price, which as a non-trading public company is not readily available. We valued the preferred stock using the last price at which a sale of Series A Convertible Preferred Stock was sold. With respect to our common stock we used a value consistent with the value of our Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has no liquidation preference, is convertible one-to-one to common, has no redemption features and is non-voting. Its features closely resemble that of our common stock. Volatility was estimated based on an average of six similar public companies. Expected term is the contract term, consistent with the guidance in the SEC Staff Accounting Bulletin (“SAB”) No. 107, (“SAB 107”). The dividend yield of 0% was based on the dividend trend for most development stage companies. Risk free rates were based on US Treasury Bill rates.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”), a deferred income tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not the deferred income tax assets will be realized.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company determined that it had no uncertain tax positions requiring financial statement recognition as of December 31, 2008 and has provided a 100% valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

Results of Operations

Research and Development

Research and development expenses are primarily attributable to Triple Ring performing research and development activities for the Company and the recording of research and development expense associated with the Warrant to Purchase Shares of NovaRay, Inc. issued to Triple Ring. See Note 9.Related Party Transactions in the attached Financial Statements.

Research and development costs increased approximately $11.6 million from $314,000 during 2007 to $11.9 million during 2008, primarily due to the commencement of Triple Ring’s services on December 19, 2007. Approximately $10.7 million was spent on research and development with Triple Ring during 2008 compared with $285,000 during 2007. Warrant expense for Triple Ring services was $1.1 million in 2008 compared to $29,000 in 2007.

Sales, General and Administrative

Sales, general and administrative expenses increased approximately $2.1 million from $1.3 million in 2007 to $3.4 million in 2008. Sales, general and administrative expenses in 2008 consisted primarily of $1.2 million for employee-related costs; $907,000 for consultants and temps; $477,000 for audit, tax and legal fees; $422,000 for facilities-related costs; $138,000 for board expense and $83,000 for administrative costs. Sales, general and administrative expenses in 2007 consisted primarily of $615,000 for consultants and temps; $150,000 for audit, tax and legal fees; $319,000 for facilities-related costs and $69,000 for administrative costs. The year-over-year increase in certain costs was primarily the result of hiring employees, including our executive officers, and expenses associated with becoming a public company and the filing of a registration statement.

Other Income (Expense)

Other income in 2008 was approximately $61,000 compared to other expense of $344,000 in 2007. Other income in 2008 was primarily due to interest income on funds received from our financing activities. Other expense in 2007 was primarily due to interest expense of $549,000 offset by a net gain due to two separate debt transactions:

(1)	A gain from extinguishment of debt of $452,000 was recorded as a result of the repurchase of notes payable from a non-related party noteholder with a balance of $462,000, consisting of principal amount and interest payable of $325,000 and $137,000, respectively, due to the noteholder, in exchange for a cash payment of $10,000. Accounting Principles Board (“APB”) Opinion No. 26, Early Extinguishment of Debt, (“APB 26”), which applies to all extinguishments of debt affected by issuance of common stock or preferred stock and requires an entity to recognize a gain or loss calculated as the difference between reacquisition price and the carrying amount of the debt and debt related liabilities for interest payable. The extinguishment of debt was a non-recurring item.

(2)	A loss on debt conversion of $252,000 due to the conversion of interest bearing debt and convertible preferred stock.

Liquidity and Capital Resources

We require additional funds to continue current operations. Our need for funds will increase from period to period as we increase the scope of our development, marketing, and manufacturing activities including increased costs and resources necessary to meet our public company reporting requirements. From inception of NovaRay, Inc. through December 31, 2008, we have obtained gross proceeds of approximately $21 million through private placements of equity securities and approximately $2 million through the issuance of short term debt instruments. At December 31, 2008, our principal source of liquidity included cash and equivalents of approximately $5.7 million.

We believe that we will need additional financial resources to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. To meet our need for liquidity we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common and preferred stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts, or discontinue operations all together, either of which would have a material adverse effect on our business, financial condition and results of operations. There can be no assurances that these actions, if taken, would result in cash flows sufficient to meet our ongoing operating needs.

NovaRay leases its headquarters’ office facility under a non-cancelable operating lease expiring in July 2013. Future minimum lease payments under the non-cancelable headquarters’ lease agreement as of December 31, 2008 were as follows (in thousands):

2009	$423
2010	437
2011	448
2012	463
2013	276

Total minimum payments	$2,047

On March 12, 2009, the Company and Triple Ring entered into an Assignment and Assumption of Lease Agreement under which the Company assigned its interest in the headquarters’ office lease and Triple Ring assumed the Company’s obligations under the lease. Concurrently, the Company and Triple Ring entered into a Sublease Agreement whereby the Company agreed to sublease 58.5% of the premises under the Lease. See Note11.Subsequent Events in the attached Financial Statements.

Our dependence on additional funds to continue our operations and the uncertainty of our ability to raise such funds, as described above, raise a substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Inflation

We do not believe that inflation has had a material impact on our business and operating results during the period since the inception of NovaRay, Inc.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NOVARAY MEDICAL, INC.

(A development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

NovaRay Medical, Inc.

Newark, California

We have audited the accompanying consolidated balance sheet of NovaRay Medical, Inc. (“the Company”) as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended and for the period from June 7, 2005 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of NovaRay Medical, Inc. for the year ended December 31, 2007 and for the period from June 7, 2005 (inception) through December 31, 2007 were audited by other auditors. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated March 22, 2008. Our opinion on the consolidated statements of operations, stockholders’ equity, and cash flows, insofar as it relates to the amounts included for the period from June 7, 2005 (inception) through December 31, 2007, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NovaRay Medical, Inc. at December 31, 2008 and the results of its operations and its cash flows for the year then ended and for the period from June 7, 2005 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has had negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/    BDO Seidman, LLP

March 26, 2009

San Jose, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

NovaRay Medical, Inc.

(a Development Stage Company)

Newark, California

We have audited the accompanying consolidated balance sheets of NovaRay Medical, Inc. (a development stage company) as of December 31, 2007 and the related consolidated statements of operations and accumulated deficit, changes in stockholders’ equity (deficiency) and cash flows for the years then ended and for the period from inception (June 7, 2005) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NovaRay Medical, Inc. (a development stage company) as of December 31, 2007, and the results of its consolidated operations and its consolidated cash flows for the years ended and for the period from inception (June 7, 2005) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.
Paritz & Company, P.A.

Hackensack, New Jersey

March 22, 2008

NOVARAY MEDICAL, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,691	$9,234
Receivables from Triple Ring	42	14
Security deposit with Triple Ring	500	—
Inventory	132	—
Prepaid expenses to Triple Ring	141	—
Prepaid expenses and other current assets	62	17

Total current assets	6,568	9,265
Property and equipment, net	1,059	42
Restricted cash	135	—

Total assets	$7,762	$9,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to Triple Ring	$2,109	$129
Accounts payable trade	172	437
Accrued liabilities to Triple Ring	508	—
Accrued liabilities	287	206
Deferred rent – short term portion	112	—
Notes payable	95	125

Total current liabilities	3,283	897
Deferred rent – less short term portion	463	—

Total liabilities	$3,746	$897

Commitments and Contingencies (Notes 6 and 9)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value
Authorized shares – 10,000,000; issued and outstanding shares – 8,692,208 and 4,946,888 at December 31, 2008 and 2007, respectively (no liquidation preference at December 31, 2008 and 2007)	1	—
Common stock, $0.0001 par value
Authorized shares – 100,000,000; issued and outstanding shares – 9,767,853 at December 31, 2008 and 2007	1	1
Additional paid-in capital	24,898	14,101
Deficit accumulated during the development stage	(20,880)	(5,688)
Less: treasury stock, at cost, 1,239,000 shares at December 31, 2008 and 2007	(4)	(4)

Total stockholders’ equity	4,016	8,410

Total liabilities and stockholders’ equity	$7,762	$9,307

The accompanying notes are an integral part of these consolidated financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended, December 31,		From Inception (June 7, 2005) to December 31, 2008
	2008	2007
Operating expenses:
Research and development (Note 9)	$11,862	$314	$12,210
Sales, general and administrative	3,391	1,276	8,115

Total operating expenses	15,253	1,590	20,325

Loss from operations	(15,253)	(1,590)	(20,325)
Other income (expense):
Interest income	71	5	77
Other income	2	200	282
Interest expense	(12)	(549)	(914)

Total other income (expense)	61	(344)	(555)

Net loss	(15,192)	(1,934)	(20,880)
Deemed dividend	(2,178)	—	(2,178)

Net loss available to common stockholders	$(17,370)	$(1,934)	$(23,058)

Basic and diluted loss per share Available to common shareholders	$(1.85)	$(0.38)	$(3.66)
Weighted average number of common shares outstanding used in basic and diluted loss per share available to common shareholders	9,386,647	5,148,463	6,295,875

The accompanying notes are an integral part of these consolidated financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balances at June 7, 2005 (Inception)	—	$—	—	$—	$—	$—	$—	—	$—	$—
Issuance of common stock for cash in June 2005	—	—	5,050,713	1	39	—	—	—	—	40
Net loss	—	—	—	—	—	—	(2,604)	—	—	(2,604)

Balances at December 31, 2005	—	$—	5,050,713	$1	$39	$—	$(2,604)	—	$—	$(2,564)
Subscription for the purchase of common stock in October 2006	—	—	1,881,000	—	100	(100)	—	—	—	—
Purchase of treasury stock in October 2006	—	—	—	—	—	—	—	1,239,000	(4)	(4)
Issuance of Series A convertible preferred stock for cash at $0.60 per share, net of issuance costs of $25 in October 2006	650,001	—	—	—	365	—	—	—	—	365
Issuance of Series A convertible preferred stock in exchange for cancellation of debt at $0.60 per share in October 2006	1,916,580	—	—	—	1,150	—	—	—	—	1,150

Net loss	—	—	—	—	—	—	(1,150)	—	—	(1,150)

Balances at December 31, 2006	2,566,581	$—	6,931,713	$1	$1,654	$(100)	$(3,754)	1,239,000	$(4)	$(2,203)
Payment of subscription receivable in November 2007	—	—	—	—	—	100	—	—	—	100
Common stock issued in exchange for services in December 2007	—	—	1,316,091	—	1,683	—	—	—	—	1,683
Conversion of Preferred shares to common	(2,566,581)	—	2,566,581	—	—	—	—	—	—	—
Issuance of common stock for cash at $2.67 per share in December 2007	—	—	5,202	—	14	—	—	—	—	14
Issuance of shares for acquisition of Vision in a reverse merger transaction	—	—	187,266	—	—	—	—	—	—	—
Reclassification of treasury stock	—	—	(1,239,000)	—	—	—	—	—	—	—
Issuance of Series A convertible preferred shares in exchange for cash in December 2007, net of cash and non-cash issuance costs of $98 and $1,683, respectively	4,946,888	—	—	—	10,750	—	—	—	—	10,750

Net loss	—	—	—	—	—	—	(1,934)	—	—	(1,934)

Balances at December 31, 2007	4,946,888	$—	9,767,853	$1	$14,101	$—	$(5,688)	1,239,000	$(4)	$8,410

Modification of Series J stock warrants, Series J-A stock warrants and issuance of 1,872,660 additional Series J-A stock warrants	—	—	—	—	2,178	—	—	—	—	2,178
Deemed dividend related to Series J and Series J-A stock warrant modifications and issuance	—	—	—	—	(2,178)	—	—	—	—	(2,178)
Issuance of Series A convertible preferred shares in exchange for cash in September and October 2008, net of issuance costs of $298	3,745,320	1	—	—	9,702	—	—	—	—	9,703
Accretion of warrant costs to Triple Ring for professional services	—	—	—	—	1,095	—	—	—	—	1,095
Net loss	—	—	—	—	—	—	(15,192)	—	—	(15,192)

Balances at December 31, 2008	8,692,208	$1	9,767,853	$1	$24,898	$—	$(20,880)	1,239,000	$(4)	$4,016

The accompanying notes are an integral part of these consolidated financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,		From Inception (June 7, 2005) to December 31, 2008
	2008	2007
Cash Flows From Operating Activities:
Net loss	$(15,192)	$(1,934)	$(20,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	36	16	74
Gain on extinguishment of debt	—	—	(452)
Loss on conversion of preferred debt	—	252	252
Beneficial conversion of convertible debt	—	264	264
Writedown of purchased intellectual property	—	—	2,016
Non-cash research and development expenses associated with performance based warrant	1,095	29	1,124
Interest expense capitalized as long term debt	—	—	255
Interest expense converted to preferred stock	—	—	273
Changes in operating assets and liabilities:
Receivables from Triple Ring	(28)	(14)	(42)
Inventory	(131)	—	(131)
Prepaid expenses to Triple Ring	(141)	—	(141)
Prepaid expenses and other current assets	(46)	159	(63)
Accounts payable to Triple Ring	1,980	129	2,109
Accounts payable trade	(265)	359	172
Accrued liabilities	82	(173)	287
Accrued liabilities to Triple Ring	508	—	508
Deferred rent	575	—	575

Net cash used in operating activities	(11,527)	(913)	(13,800)

Cash Flows From Investing Activities:
Property and equipment	(1,053)	(10)	(1,133)
Restricted cash	(135)	—	(135)
Security deposit with Triple Ring	(500)	—	(500)

Net cash used in investing activities	(1,688)	(10)	(1,768)

Cash Flows From Financing Activities:
Proceeds from subscriptions receivable	—	100	100
Proceeds from issuance of short term debt	—	—	2,044
Proceeds from sale of Series A convertible preferred stock	10,000	10,000	20,430
Repayment of notes payable	(30)	—	(30)
Payment on extinguishment of debt	—	—	(10)
Issuance costs incurred in sale of Series A convertible preferred stock	(298)	(98)	(1,425)
Proceeds from sale of common stock	—	14	154
Purchase of treasury stock	—	—	(4)

Net cash provided by financing activities	9,672	10,016	21,259

Net (decrease) increase in cash and cash equivalents	(3,543)	9,093	5,691
Cash and cash equivalents — beginning of period	9,234	141	—

Cash and cash equivalents — end of period	$5,691	$9,234	$5,691

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$27	$27
Cash paid for taxes	$34	$3	$39
Supplemental disclosures of non-cash financing activities:
Modification of Series J and Series J-A stock warrants	$2,178	$—	$2,178
Common stock issued as offering costs	$—	$1,683	$1,683
Warrants issued in connection with financing	$—	$—	$3,768
Convertible preferred stock issued in exchange for cancellation of debt	$—	$2,772	$4,001
Long term debt assumed at inception in connection with intellectual property	$—	$—	$2,016
Interest expense capitalized as long term debt	$—	$172	$255
Interest expense converted to preferred stock	$—	$—	$273

The accompanying notes are an integral part of these consolidated financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

NovaRay Medical, Inc. (the “Company”, “NovaRay”, “we”, or “our”), a Delaware corporation, is a development stage medical imaging company focused on developing unique innovations in proprietary digital cardiac x-ray technology. NovaRay’s initial clinical offering, the ScanCath™ cardiac catheterization system, offers advanced imaging capabilities, coupled with reductions in radiation exposure to patients, operators, and staff. Approximately $100 million has been invested in the development of this system, and we have 23 issued U.S. patents with claims as to our system and its underlying technologies.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company and its wholly owned subsidiary prepare their financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is a development stage company since it has not generated revenue from the sale of its products and its efforts from its inception on June 7, 2005 have principally been devoted to developing its product as well as raising capital. Accordingly the financial statements have been prepared in accordance with the provisions of SFAS No. 7, Accounting and Reporting by Development Stage Enterprises, (“SFAS 107”).

Going Concern

We require additional funds to continue operations. As reflected in the accompanying financial statements, the Company is in the development stage, has a net loss since inception of $20.9 million and has used cash in operations of $13.8 million since inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. However, this additional financing may not be available on a timely basis on terms acceptable to us, or at all. Our ability to obtain such financing may be impaired by the current economic conditions and the lack of liquidity in the credit markets. If adequate funds are not available, we may have to discontinue operations.

Consolidation

The consolidated financial statements include the accounts of NovaRay and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated.

Reclassifications

Certain amounts reported in the accompanying financial statements for 2007, and the inception to date financial information, have been reclassified to conform to the 2008 presentation. Such reclassifications had no material effect on previously reported results of operations, total assets or accumulated deficit.

During preparation of the financial statements for the third quarter of fiscal 2008, we discovered that the method used to present cash flows and noncash financing activities did not conform to SFAS No. 95, Statement of Cash Flow, (“SFAS 95”). As a result, we have reclassified previously reported inception to date cash flow information to reflect the correct methodology under SFAS 95, consisting primarily of reclassifications related to the following: long-term debt assumed at inception of the Company in exchange for intellectual property of $2,015,999, write-down of purchased intellectual property of $2,015,999, warrants issued in connection with financing of $3,768,603, gain on debt extinguishment of $452,083 and cash issuance costs related to the issuance of our Series A preferred stock of $1,272,363. The cumulative effects of these identified changes on our inception to date cash flow information previously reported in our annual financial statements for the years ended December 31, 2006 and 2005 and for the nine-month period ended September 30, 2007, was to decrease net cash used in operating activities by $2,015,999 and decrease net cash provided by financing activities by $1,283,473. The cumulative effects of these identified changes on our inception to date cash flow information previously reported in our June 30, 2008 and March 31, 2008 quarterly reports and our annual financial statements for the year ended December 31, 2007 was to decrease net cash used in operating activities by $1,563,916 and decrease net cash provided by financing activities by $2,432,926. The identified reclassifications of the previously reported inception to date cash flow information had no effects on our previously reported results of operations, total assets or accumulated deficit.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for the valuation of stock and warrant issuances, as the Company’s stock is not currently trading, and for the probability of the delivery date in connection with the common performance warrants with Triple Ring. Actual results could materially differ from these estimates.

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

Fair Value of Financial Instruments

The carrying values of our financial instruments including cash and cash equivalents and restricted cash approximate fair value due to their short maturities. The fair values of notes payable are estimated based on current interest rates available for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying values of these obligations approximate their respective fair values.

Inventory

Inventory is valued at the lower of cost or market. The Company periodically reviews its inventory for obsolete items and provides a reserve upon identification of potential obsolete items. Through the year ended December 31, 2008, there have been no obsolete items identified.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized on a straight-line basis over the life of the lease or the estimated useful life of the asset, whichever is shorter. Machinery and equipment and furniture and fixtures are depreciated over five years. Computer and office equipment are depreciated over three years.

Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“SFAS 144”) the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. Through December 31, 2008, there have been no such impairment losses.

Restricted Cash

Restricted cash reflects a security deposit for the landlord of our headquarters’ facility in the form of an irrevocable standby letter of credit with our bank.

Research and Development Costs

Research and development costs are expensed in the period incurred. Advance payments to Triple Ring for their material vendors requiring deposits are included in prepaid expenses until the materials are delivered and the deposit is applied toward the final purchase amount.

Common stock warrants

The Company from time to time issues common stock or common stock warrants to acquire services or goods from non-employees. Common stock and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,

(“ EITF 96-18”).

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

Loss per share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the effects of the potential dilution of outstanding warrants, restricted stock and convertible debt and preferred stock (“common stock equivalents”) on the Company’s common stock. Outstanding common stock equivalents that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive totaled 11,942,932 and 3,277,271 for 2008 and 2007, respectively.

Income Taxes

In accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”), a deferred income tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not the deferred income tax assets will be realized.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company determined that it had no uncertain tax positions requiring financial statement recognition as of December 31, 2008 and has provided a 100% valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Interests in Consolidated Financial Statements - an amendment of ARB No. 51, (“SFAS 160”), that establishes and expands accounting and reporting standards for the non-controlling interest in a subsidiary. SFAS 160 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement is required to be adopted by us in the first quarter of our fiscal year 2009. The effect the adoption of SFAS 160 will have on our financial statements will depend on the nature and size of any acquisitions we complete in the future.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, (“SFAS 141R”), which impacts the accounting for business combinations. The statement requires changes in the measurement of assets and liabilities required in favor of a fair value method consistent with the guidance provided in SFAS 157. Additionally, the statement requires a change in accounting for certain acquisition related expenses and business adjustments which no longer are considered part of the purchase price. Adoption of this standard is required for fiscal years beginning after December 15, 2008. Early adoption of this standard is not permitted. The statement requires prospective application for all acquisitions after the date of adoption. The effect the adoption of SFAS 141R will have on our financial statements will depend on the nature and size of any acquisitions we complete in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not anticipate the adoption of this statement to have a material effect on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not anticipate the adoption of this statement to have a material effect on its consolidated financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position (FSP) No. 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), (“FSP 14-1”) which specifies that issuers of these instruments should separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP 14-1 is also to be applied retrospectively to all periods presented except if these instruments were not outstanding during any of the periods that are presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company does not anticipate the adoption of this statement to have a material effect on its consolidated financial position and results of operations.

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-5”). Paragraph 11(a) of SFAS No 133, Accounting for Derivatives and Hedging Activities, (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 will be effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. While the Company is currently still evaluating the effects of adoption of EITF 07-5, it is expected that adoption may result in the reclassification of the Company’s warrants from equity to liabilities recorded at fair value and additionally could result in bifurcation and fair value accounting for the conversion rights embedded in the Company’s Series A preferred stock.

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB agreed to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The adoption of the effective portion of SFAS 157 had no impact on the Company’s financial statements and the Company does not anticipate that adoption of the deferred portion will have a material effect on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 was issued to allow entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Effective January 1, 2008, the Company adopted SFAS 159 and has made no election under SFAS 159.

3. Inventory

At December 31, 2008, inventory consisted of $132,000 of raw materials for use in future production of the ScanCath™ cardiac catheterization system. The Company did not have any inventory at December 31, 2007.

4. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Computer and office equipment	$13	$—
Machinery and equipment	91	80
Furniture and fixtures	200	—
Leasehold Improvements	829	—

	1,133	80
Less: accumulated depreciation and amortization	(74)	(38)

Property and equipment, net	$1,059	$42

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2008 and 2007 was $36,000 and $16,000, respectively.

5. Notes Payable

The Company assumed a series of promissory notes issued to stockholders and financial institutions in connection with the initial organization of NovaRay, Inc., in the aggregate amount of $728,000 for the purpose of developing intellectual property that will be utilized in the Company’s planned product. These notes bear interest at rates ranging from 9% to 12% annually, are secured by the assigned assets, and are payable upon demand of the holders. In October 2007, most of these notes were converted into NovaRay, Inc.’s Series A Convertible Preferred Stock. The principal amount of the two remaining promissory notes was $95,000, with an interest rate of 12% per annum. On November 5, 2007, NovaRay issued a promissory note to its Chairman and director, Lynda Wijcik, in the principal amount of $30,000, at an interest rate of 6% per annum. The balance outstanding on this note was paid off in January 2008. As of December 31, 2008 and 2007, the principal balance due under these notes was $95,000 and $125,000, respectively.

On December 27, 2007, approximately $2.8 million of the short- and long-term notes classified as notes payable and long-term debt, and approximately $172,000 of interest payable, were converted into 1,201,569 shares of our Series A Convertible Preferred Stock at $2.67 per share. Freestanding warrants to purchase 400,521 shares of our common stock at $4.25 per share were also issued as part of this conversion. Approximately, $1.1 million of the converted debt had a beneficial conversion option to purchase shares at a price of 80% of the common stock purchase price in the event of a financing event in excess of $10,000,000. In accordance with EITF 00-27, Application of Issue 98-5 to Certain Convertible Instrument, (“EITF-00-27”) Issue 7, the Company could not compute the number of shares that the holder would receive if the contingent event occurred. As allowed under EITF 00-27, Issue 7, the Company waited until the contingent event occurred and then computed the resulting number of shares that would be received pursuant to the new conversion price. 494,225 shares that were received upon conversion based on the adjusted conversion price as compared to 395,382 shares that would have been received prior to the financing event and resulted in 98,843 additional shares. These 98,843 shares multiplied by the commitment date stock price of $2.67 per share equaled the incremental intrinsic value of approximately $264,000 for the beneficial conversion option that resulted from conversion. The beneficial conversion option was credited to equity at the date of conversion and charged to interest expense.

On December 27, 2007, $1.1 million of debt held by convertible debt holders with beneficial conversion options and the remaining $1.9 million of the debt held by convertible debt holders who did not hold beneficial conversion options were also granted 400,521 five year warrants to purchase common stock at $4.25 per share. These warrants are or were an inducement to convert debt and have been determined to be a change in conversion privileges as described in SFAS 84, Induced Conversions of Convertible Debt, (“SFAS84”). Accordingly, the fair market value of approximately $252,000 for the 400,521 warrants, valued under the Black Scholes method using an exercise price of $4.25 per share, a five year expected life, a volatility of 37.81%, and 3.625% risk free interest rate was recognized as a debt conversion expense. This represented the excess of fair value of securities transferred in excess of the fair value of securities issuable pursuant to the original conversion terms.

6. Commitments and contingencies

Operating Lease

NovaRay leases its headquarters’ office facility under a non-cancelable operating lease expiring in July 2013. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. Triple Ring subleases 41.5% of the facility and is the guarantor on the lease. The lease also provides the Company with the right to assign all or a portion of the premises to Triple Ring.

Future minimum lease payments under the non-cancelable headquarters’ lease agreement as of December 31, 2008 were as follows (in thousands):

2009	$423
2010	437
2011	448
2012	463
2013	276

Total minimum payments	$2,047

Rent expense including common area maintenance, net of sublease income from Triple Ring, was $259,000 and $265,000 for the years ended December 31, 2008 and 2007, respectively.

On March 12, 2009, the Company and Triple Ring entered into an Assignment and Assumption of Lease Agreement under which the Company assigned its interest in the headquarters’ office lease and Triple Ring assumed the Company’s obligations under the lease. Concurrently, the Company and Triple Ring entered into a Sublease Agreement whereby the Company would sublease 58.5% of the premises under the Lease. See Note11.Subsequent Events.

Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company, would not have a material adverse effect on the Company’s financial position, result of operations, or cash flows.

Indemnification

As permitted under Delaware law, the Company has agreements whereby the Company has indemnified our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.

The Company enters into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.

7. Stockholders’ equity

The Company has authorized capital of 110,000,000 shares, of which 100,000,000 are designated as common stock, par value $0.0001 per share (the “Common Stock”), and 10,000,000 are designated as preferred stock, par value $0.0001 per share (the “Preferred Stock”). All shares of Preferred Stock are currently designated as Series A Convertible Preferred Stock and are convertible at the current rate of one share for one share of our Common Stock. As of December 31, 2008, the Company had outstanding 9,767,853 shares of Common Stock and 8,692,208 shares of Preferred Stock. Additionally, there are outstanding warrants to purchase an aggregate of up to 6,702,060 shares of our Common Stock.

Common Stock

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of December 31, 2008.

At December 31, 2008 and 2007, common stock consisted of the following:

December 31, 2008		December 31, 2007
Authorized	Issued	Authorized	Issued
100,000,000	9,767,853	100,000,000	9,767,853

In October 2006, NovaRay, Inc. entered into a series of subscription agreements with a group of investors to purchase 1,239,000 shares of common stock at a price of $0.05 per share and 642,000 shares of common stock at a price of $0.06 per share in exchange for full recourse promissory notes to the Company. Under the terms of these full recourse promissory notes, interest accrued at 5% annually and was payable to NovaRay, Inc. on each anniversary date of the notes. Also in October 2006, NovaRay, Inc. entered into a restricted stock purchase agreement for the 642,000 shares of common stock (See Note 9. Related Party Transactions). Repayment of all principal and accrued interest was made in November 2007.

Series A Convertible Preferred Stock (“Preferred Stock”)

At December 31, 2008 and 2007, preferred stock consisted of the following:

December 31, 2008			December 31, 2007
Authorized	Issued	Liquidation Preference	Authorized	Issued	Liquidation Preference
10,000,000	8,692,208	$ 0	10,000,000	4,946,888	$ 0

In December 2007, September 2008 and October 2008, the Company completed the private placements of 4,946,888 shares, 1,872,660 shares and 1,872,660 shares, respectively, of Preferred Stock. Subject to conversion restriction which restricts the preferred stockholder and its affiliates from beneficially owning more than 4.99% of the then issued and outstanding shares of the Company’s common stock unless a 61-day waiver notice had been provided, the Preferred Stock is convertible into common stock at the option of the preferred stockholder. Upon our issuance of certain shares of Common Stock at prices less than $2.67 per share, subject to certain exclusions, the conversion rate of the Preferred Stock is subject to upward adjustment on the basis of a broadly based weighted average so as to cause a share of outstanding Preferred Stock to be potentially convertible into more than one share of Common Stock.

In the event of a liquidation, dissolution or winding up of the Company, the conversion rights shall terminate at the close of business on the last full day preceding the date fixed for the payment of any such amounts distributable on such event to the holders of our Preferred Stock.

The Preferred Stock has no liquidation preference, is convertible one-to-one to Common Stock subject to certain adjustments, has no redemption features, has dividend rights on a pari passu basis with the Common Stock and is non-voting. No dividends have been declared to date on the Common Stock or the Preferred Stock.

Warrants

At December 31, 2008 and 2007, warrants consisted of the following:

	December 31, 2008		December 31, 2007
Warrant Group	Number of Warrants	Exercise Price	Number of Warrants	Exercise Price
Series A	1,648,960	$4.25	1,648,960	$4.25
Series J	—	—	2,309,469	$4.33
Series J-A	—	—	769,823	$6.91
Amended Series J-A	1,248,440	$4.25	—	—
Series J-A additional shares	1,872,660	$5.00	—	—
Consultant	600,000	$4.25	600,000	$4.25
Triple Ring	1,332,000	$1.33	1,332,000	$1.33

	6,702,060		6,660,252

All of the warrants outstanding at December 31, 2008 are for the purchase of our Common Stock. The Series J warrant group was for the purchase of our Preferred Stock.

On December 27, 2007, pursuant to the Series A Convertible Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), by and among the Company, Vision, Lynda Wijcik, Commerce and Industry Insurance Company, AIU Insurance Company, AIG Private Equity Portfolio, L.P., AIG Horizon Partners Fund L.P., AIG Horizon Side-by-Side Fund L.P., Wheatley MedTech Partners, L.P., Lloyd Investments, L.P., Heartstream Capital B.V., BioBridge LLC, and Arie Jacob Manintveld (each a “Purchaser” and collectively the “Purchasers”), the Company issued (i) Series A Warrants to the Purchasers to purchase 1,648,960 shares of our common stock at an exercise price of $4.25 per share, (ii) a Series J Warrant to Vision to purchase 2,309,469 shares of our Series A Convertible Preferred Stock at an exercise price of $4.33 per share, and (iii) a Series J-A Warrant to Vision to purchase up to 769,823 shares of our common stock at an exercise price of $6.91 per share.

On August 29, 2008, the Company entered into an amendment with Vision of the Series J Warrant to: (i) increase the maximum number of shares exercisable from 2,309,469 to 3,745,320; (ii) decrease the initial exercise price from $4.33 to $2.67 per share and (iii) amend the term such that 1,872,660 shares exercisable shall expire at 11:59 p.m., eastern time, on September 8, 2008 and the remaining 1,872,660 shares exercisable shall expire at 11:59 p.m., eastern time, on November 1, 2008.

On August 29, 2008, the Company also entered into an amendment with Vision of the Series J-A Warrant to: (i) increase the maximum number of shares exercisable from 769,823 to 1,248,440; (ii) decrease the initial exercise price from $6.91 to $4.25 per share; (iii) issue an additional warrant for up to 936,330 shares at an initial exercise price of $5.00 and a term of five years until September 8, 2013 subject to both the exercise of the Series J Warrant as amended for 1,872,660 shares and receipt by the Company of proceeds of at least $5 million on or prior to September 8, 2008 and (iv) issue and additional warrant for up to 936,330 shares at an initial exercise price of $5.00 and a term of five years until November 1, 2013 subject to both the cumulative exercise of the Series J Warrant as amended for 3,745,320 shares and receipt by the Company of cumulative proceeds of at least $10 million on or prior to November 1, 2008.

The fair value of $2.2 million for the amended Series J and J-A warrants which were issued at a premium to the original J and J-A warrants was recorded as a deemed dividend in the consolidated statements of operations.

On September 5, 2008, Vision exercised the Series J Warrant for 1,872,660 shares and on October 31, 2008, Vision and its affiliate exercised the remaining Series J Warrant for 1,872,660 shares. The Company received combined proceeds of $9.7 million, net of issuance costs of $299,000.

Consultant Warrants

On December 20, 2007, pursuant to a Consulting Agreement with Fountainhead Capital Partners Limited, dated October 2, 2007, the Company issued a warrant to purchase 600,000 shares of its common stock at a price of $4.25 per share exercisable in whole or in part over a period of five years from issuance in exchange for their consulting services. The warrant value charged against additional paid in capital as closing costs in 2007 was $378,000 utilizing the Black-Scholes Model with an exercise price of $4.25, expected term of 5 years and a risk free rate of 3.63%.

Triple Ring Warrants

We entered into an agreement with Triple Ring (see Note 9, “Related Party Transactions”) to perform ongoing product development work, final assembly and test for the cardiac imaging system (the “Professional Services Agreement”). As partial consideration for these services, we agreed to issue a warrant to Triple Ring to purchase 1,332,000 shares of Common Stock. The warrant will not be exercisable until the acceptance by NovaRay of the deliverables from Triple Ring in accordance with the terms of the Professional Services Agreement. The original exercise price for the warrant was established based on the timing of the acceptance by NovaRay of such deliverables as set forth below (fair value in thousands):

Date of Acceptance of the Deliverables	Exercise Price per Share	Calculated Fair Value of warrants*
On or prior to March 30, 2009	$0.06	$3,465
On or after March 31, 2009 but on or prior to July 30, 2009	$0.15	$3,349
On or after July 31, 2009 but on or prior to December 30, 2009	$1.33	$2,109
On or after December 31, 2009 but on or prior to February 28, 2010	$2.67	$1,337

*	Calculated using Black Scholes method using exercise price, volatility of 57.99%, a stock price of $ 2.66 per share, an expected term based on the contractual term, and a risk free rate of 1.00%.

In the event the acceptance by NovaRay of the deliverables does not occur by February 28, 2010, the warrant shall terminate and not be exercisable. As required by EITF 96-18, the warrant will be expensed as research and development costs on a monthly basis. Under Issue 4 of EITF 96-18, transactions where quantity of any of the terms are not known up front and involve counter party performance conditions which result in a range of aggregate fair values for the warrants depending on the delivery date are to be recorded at the lowest aggregate amount and adjusted for changes in aggregate fair value at interim reporting dates. The lowest aggregate fair value of $1 million was based on an acceptance date between December 30, 2009 and February 28, 2010. As of December 31, 2008, management believed that the most probable acceptance date under the Professional Services Agreement will be between August 1, 2009 and December 29, 2009 and has used the fair value of the warrant of $2.1 million to value the warrant based on the expected acceptance date.

Once received, the warrants have an exercise restriction of up to 333,000 shares during the 2010 calendar year and up to 999,000 shares during the 2011 calendar year. However, Triple Ring may exercise all of the warrants received if the Company undergoes a transaction which constitutes a change in control (within the meaning of IRS Code Section 409A), but no earlier than immediately prior to the effective date of such change of control.

Treasury Stock

In October 2006, NovaRay purchased 1,239,000 shares of its common stock from one of its investors at the original issue price of $0.003 per share.

Stock Option Plan

In November 2008, the stockholders approved and ratified the 2008 Stock Incentive Plan (“2008 Plan”). The 2008 Plan provides for the grant of stock options, restricted stock, restricted stock units, dividend equivalent rights and stock appreciation rights (collectively referred to as “awards”). Stock options granted under the 2008 Plan may be either incentive stock options under the provisions of Section 422 of the Code, or nonqualified stock options. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to our employees, consultants and directors or to employees, consultants and directors of our related entities. To the extent that the aggregate fair market value of shares of our common stock subject to options designated as incentive stock options which become exercisable for the first time by a participant during any calendar year exceeds $100,000, such excess options shall be treated as nonqualified stock options. Under the 2008 Plan, awards may be granted to such employees, consultants or directors who are residing in non-U.S. jurisdictions as the Administrator may determine from time to time. Each award granted under the 2008 Plan shall be designated in an award agreement.

The term of any award granted under the 2008 Plan will be stated in the applicable award agreement but may not exceed a term of more than ten years (or five years in the case of an incentive stock option granted to any participant who owns stock representing more than 10% of our combined voting power or any parent or subsidiary of us), excluding any period for which the participant has elected to defer the receipt of the shares or cash issuable pursuant to the award pursuant to a deferral program the Administrator may establish in its discretion.

The 2008 Plan authorizes the plan administrator to grant incentive stock options at an exercise price not less than 100% of the fair market value of our common stock on the date the option is granted (or 110%, in the case of an incentive stock option granted to any employee who owns stock representing more than 10% of our combined voting power or any parent or subsidiary of us). In the case of awards intended to qualify as performance-based compensation, the exercise or purchase price, if any, shall be not less than 100% of the fair market value per share on the date of grant. In the case of all other awards granted under the 2008 Plan, the exercise or purchase price shall be determined by the Administrator. The exercise or purchase price is generally payable in cash, check, shares of our common stock or with respect to options, payment through a broker-dealer sale and remittance procedure or a “net exercise” procedure.

Under the 2008 Plan, the plan administrator may establish one or more programs under the 2008 Plan to permit selected participants the opportunity to elect to defer receipt of consideration payable under an award. The Administrator also may establish under the 2008 Plan separate programs for the grant of particular forms of awards to one or more classes of participants.

A total of 3,750,000 shares of our common stock are reserved for issuance under the 2008 Plan. The number of shares of our common stock available under the 2008 Plan will be subject to adjustment in the event of a stock split, stock or other extraordinary dividend, or other similar change in our common stock or our capital structure. There were no awards granted under the 2008 Plan as of December 31, 2008.

8. Income taxes

The Company has not incurred any income tax liabilities for the years ended December 31, 2008 and 2007, except for state and local franchise taxes recorded as sales, general and administrative expenses. Accordingly, the Company has no provision for income taxes during the years ended December 31, 2008 and 2007.

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	December 31,
	2008	2007
Statutory rate	34.00%	34.00%
State tax	5.83%	0.00%
Other	1.15%	0.00%
Valuation allowance	(40.98)%	(40.98)%

Total	0.00%	0.00%

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

Significant components of the Company’s deferred tax assets at December 31, 2008 and 2007 were as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Accrued interest	$21	$—
Net Operating Loss	7,658	1,530
Stock compensation	436	—
Other	7	—

Total deferred tax assets	8,122	1,530
Valuation allowance	(8,122)	(1,530)

Net deferred taxes	$—	$—

As of December 31, 2008, the Company had approximately $19.6 million and $17 million in federal and state net operating loss carryforwards, respectively, which expire in varying amounts beginning in 2026 for federal purposes and 2018 for state purposes.

In addition, as of December 31, 2008, the Company had federal research and development tax credits of approximately $9,000 that will begin to expire in 2026.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The Company has evaluated its tax positions for the years ended December 31, 2008 and 2007 and determined that it has no uncertain tax positions requiring financial statement recognition.

Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Because of the Company’s recent history of operating losses, management believes that recognition of the deferred tax assets arising from the above-mentioned future tax benefits is currently not likely to be realized and, accordingly, has provided a 100% valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

9. Related Party Transactions

Triple Ring Technologies, Inc.

The following directors, officers and stockholders of the Company hold the following equity ownership interests in Triple Ring:

Name	NovaRay Medical Affiliation	Triple Ring Interest Ownership
Marc Whyte	CEO, President, Director, Stockholder	21.15%
Edward Solomon	CTO, Director	21.15%
Joseph Heanue	Stockholder	21.15%
Augustus Lowell	Stockholder	21.15%
Brian Wilfey	Stockholder	15.40%

Receivable from Triple Ring and headquarters’ lease

The Company currently sub-leases a portion of its headquarters facility to Triple Ring for 41.5% of the rent paid. Triple Ring is also the guarantor of the headquarters’ lease agreement. The total rent, including common area maintenance and shared expenses, paid by Triple Ring to the Company in the year ended December 31, 2008 was $168,000. As of December 31, 2008, a receivable from Triple Ring for $42,000 has been recorded for rents receivable.

On March 12, 2009, the Company and Triple Ring entered into an Assignment and Assumption of Lease Agreement under which the Company assigned its interest in the headquarters’ office lease and Triple Ring assumed the Company’s obligations under the lease. Concurrently, the Company and Triple Ring entered into a Sublease Agreement whereby the Company would sublease 58.5% of the premises under the Lease. See Note11.Subsequent Events.

Security deposit with Triple Ring

On January 10, 2008, the Company paid a deposit in the amount of $500,000 to Triple Ring for services and certain expenses to be rendered in accordance with the terms of the Professional Services Agreement (as defined below) between NovaRay and Triple Ring. The deposit shall be applied to the last invoice from Triple Ring for completion of the projects identified in the Professional Services Agreement. See Note11.Subsequent Events.

Prepaid expenses to Triple Ring

The Company reimburses Triple ring for pre-payments made to their vendors for services and supplies under the Professional Services Agreement. The pre-payments are applied to the cost of the services and supplies upon completion or delivery. As of December 31, 2008 and 2007, the Company’s prepaid expenses to Triple Ring were $141,000 and $0, respectively.

Accounts payable and accrued liabilities to Triple Ring

As of December 31, 2008 and 2007, the Company’s accounts payable and accrued liabilities balances to Triple Ring were as follows (in thousands):

	December 31,
	2008	2007
Accounts payable to Triple Ring	$2,109	$129
Accrued liabilities to Triple Ring	$508	$—

Accounts payable to Triple Ring are for services and supplies purchased under the Professional Services Agreement. Accrued liabilities to Triple Ring are for liabilities to Triple Ring for accrued services and supplies purchased under the Professional Services Agreement with Triple Ring.

Professional Services Agreement and Warrants

On December 19, 2007, NovaRay entered into the Professional Services Agreement with Triple Ring to perform ongoing product development work, final assembly and test for the cardiac imaging system. As partial consideration for these services, NovaRay issued a warrant to Triple Ring to purchase 1,332,000 shares of NovaRay common stock. The warrant will not be exercisable until the acceptance by NovaRay of the deliverables from Triple Ring in accordance with the terms of the Professional Services Agreement. The exercise price for the warrant is established based on the timing of the acceptance by NovaRay of such deliverables as set forth below:

Date of Acceptance of the Deliverables	Exercise Price per Share
On or prior to March 30, 2009	$0.06
On or after March 31, 2009 but on or prior to July 30, 2009	$0.15
On or after July 31, 2009 but on or prior to December 30, 2009	$1.33
On or after December 31, 2009 but on or prior to February 28, 2010	$2.67

In the event the acceptance by NovaRay of the deliverables does not occur by February 28, 2010, the warrant shall terminate and not be exercisable.

The Company recorded research and development expense of approximately $11.8 million with Triple Ring during 2008 compared with $314,000 during 2007. Included in these amounts were warrant expense for Triple Ring services of $1.1 million in 2008 and $29,000 in 2007.

Series A Warrants

On December 27, 2007, the Company issued Series A Warrants to purchase 1,648,960 shares of its common stock at an exercise price of $4.25 per share pursuant to the Purchase Agreement. The following related parties are holders of Series A Warrants to purchase a total of 359,513 shares of our common stock.

Name	Number of Series A Warrants
BioBridge LLC	33,044
Lynda Wijcik	40,646
Wheatley MedTech Partners, LP	47,544
W Capital Partners II, L.P.	147,647
Heartstream Capital B.V	90,632

359,513

Promissory Note issued to Chairman and Director Lynda Wijcik

On November 5, 2007, NovaRay issued a promissory note to its Chairman and director, Lynda Wijcik, in the principal amount of $30,000, at an interest rate of 6% per annum. The balance outstanding on this note was paid off in January 2008.

Payments to Jack Price & Associates

NovaRay paid Jack Price & Associates $87,000 in consulting fees for the year ended December 31, 2007. Jack Price is a beneficial owner of Jack Price & Associates. Mr. Price has been a Director of the Company since June 2005 and was President and Chief Executive Officer of the Company from January 2008 to February 2009.

Restricted Stock Purchase Agreement

NovaRay is a party to a restricted stock purchase agreement dated October 23, 2006 (the “Purchase Agreement”), with Jack Price, whereby Mr. Price has purchased 642,000 shares of common stock (the “Restricted Stock”) for a consideration of $0.06 per share. In accordance with the terms of the Purchase Agreement, 25% of the Restricted Stock vested on November 1, 2007, and the remaining balance vests in equal monthly installments over three years so long as Mr. Price continues to provide services to NovaRay. The Purchase Agreement also includes terms for accelerated vesting upon a change of control or should Mr. Price no longer provide services to the Company in a consulting capacity or as a director. The purchase price and valuation of the restricted stock were based on market conditions, the value of the Company’s assets and its general financial position at the time of the restricted stock sale, and the price of recent sales of the Company’s securities. As of December 31, 2008 and 2007, the Restricted Stock was 52% and 27% vested, respectively.

Mr. Price tendered his resignation as President and CEO effective February 28, 2009. Mr. Price remains on the Company’s board of directors and provides strategic and marketing development activities under a consulting agreement. See Note11.Subsequent Events.

NRCT LLC

NovaRay entered into a license agreement dated October 23, 2006 with NRCT LLC (“NRCT”), pursuant to which NovaRay granted to NRCT certain exclusive and non-exclusive licenses to NovaRay’s current portfolio of patents and patent applications. These licenses include (i) an exclusive, world-wide license related to certain of NovaRay’s patents for closed-gantry CT and vascular applications and closed-gantry life science applications and (ii) a non-exclusive, worldwide license for closed-gantry health-care applications related to certain of NovaRay’s patents for (a) all open-gantry healthcare applications except open-gantry cardiac, electrophysiology, neurological, CT and peripheral applications and (b) industrial applications (security, industrial inspection and non-destructive testing). We do not anticipate that these licenses are for applications that are competitive with NovaRay’s products. In consideration for such licenses, NovaRay was granted a 10% equity ownership interest in NRCT. The following directors, officers and stockholders of the Company hold the following membership interests in NRCT:

Name	NovaRay Medical Affiliation	NRCT Ownership Interest
Lynda Wijcik (BioBridge LLC)	Chairman of the Board, Stockholder	34.07%
Wheatley MedTech Partners, LP	Director, Stockholder	21.28%
Lloyd Investments, L.P.	Stockholder	4.00%
Marc Whyte	CEO, President, Director, Stockholder	9.43%
Edward Solomon	CTO, Director	9.43%
Joseph Heanue	Stockholder	7.07%
Augustus Lowell	Stockholder	1.89%
Brian Wilfey	Stockholder	1.89%
Eugene Floyd	Stockholder	0.47%
Gerald Pretti	Stockholder	0.47%

As of December 31, 2008 and 2007, no value has been attributed to this ownership interest because NRCT has substantially no assets or operations.

10. Employee Benefit Plans

The Company’s employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company matches contributions to the 401(k) Plan on behalf of employees equal to 100% of the amount contributed by employees that does not exceed 3% of their compensation plus 50% of the amount contributed by employees that exceeds 3%, to a maximum of 5% of their compensation. The Company contributed $27,000 to the 401(k) Plan during 2008. There were no contributions to the plan during 2007.

11. Subsequent Events

On February 19, 2009, the Company and Jack Price entered into a consulting agreement (the “Consulting Agreement”) under which Mr. Price tendered his resignation as President and CEO effective February 28, 2009 and agreed to provide strategic and marketing development activities for the Company’s board of directors. Mr. Price will remain on NovaRay’s board of directors. Under the Consulting Agreement, Mr. Price shall receive as consideration the following payments: (i) $28,333, (ii) reimbursement of business expenses properly incurred prior to March 1, 2009, and (iii) $5,000 for each calendar quarter beginning on April 1, 2009. The term of the Consulting Agreement commenced on February 19, 2009 and will terminate on the earlier of (i) March 31, 2010, (ii) the date on which Mr. Price ceases to be a member of the Company’s board of directors or (iii) such other date agreed to in writing by Mr. Price and the Company. Marc Whyte was appointed as the new President and Chief Executive Officer of the Company effective March 1, 2009.

On March 12, 2009, the Company and Triple Ring entered into an Assignment and Assumption of Lease Agreement under which the Company assigned its interest in the office lease dated March 13, 2008, by and between BRCP Stevenson Point LLC and the Company (the “Lease”), and Triple Ring assumed the Company’s obligations under the Lease. Concurrently, the Company and Triple Ring entered into a Sublease Agreement (“Sublease Agreement”) whereby the Company would sublease 58.5% of the premises under the Lease term through July 2013. Under the Sublease Agreement, the Company will pay a portion of the base rent and additional rent pro-rated to cover the subleased space. All the terms and conditions set forth in the Lease are in effect and binding upon the Company and Triple Ring, as subtenant and sublandlord, respectively. The Sublease Agreement is contingent upon approval of the landlord which has 20 days to provide such consent under the terms of the Lease.

In addition, on March 12, 2009, the Company and Triple Ring entered into a Credit and Security Agreement (the “Credit and Security Agreement”). Under the Credit and Security Agreement, Triple Ring has agreed to make available to the Company, on a revolving basis, a line of credit in an amount of up to $1.5 million (the “Credit Line”) with an annual interest rate of 2%. The Credit Line shall consist of Triple Ring’s forbearance of partial payments due by the Company under the Professional Services Agreement (the “Services Agreement”) between the Company and Triple Ring. After an initial credit extension of $175,000, each monthly forbearance of certain payments due under the Services Agreement will result in an extension of credit, which will in the aggregate comprise the Credit Line. The Credit Line will be secured by all of the Company’s assets on a first priority security interest; provided however, that Triple Ring will share the first priority security interest in the assets on a pari passu basis based on the amount of principal loaned by any third party who provides financing to NovaRay during the term of the Credit and Security Agreement. The termination date of the credit extension under the Credit and Security Agreement shall be the earliest to occur of: (a) December 15, 2009, (b) termination of the Services Agreement, or (c) receipt of gross proceeds from equity or debt or other financing obtained by NovaRay of at least $5 million in the aggregate.

In addition, on March 12, 2009, the Company and Triple Ring entered into a first amendment to the Services Agreement (the “Services Agreement Amendment”), under which they agreed to: (i) extend payment terms to be net thirty days and (ii) subject to the Company obtaining additional financing, apply the Company’s $500,000 security deposit with Triple Ring as follows: $100,000 will be applied each month toward any due and invoiced amount for services beginning with the month of May 2009 until a balance of $100,000 remains. The final $100,000 will be applied to the last invoice for services upon completion of the project as defined in the Services Agreement under the Initial Payment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, and as a result of the material weaknesses in our internal controls over financial reporting discussed below, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

As disclosed in our Annual Report filed on Form 10-K for the year ended December 31, 2007, the Chief Executive Officer and Chief Financial Officer identified a control deficiency that existed in the design or operation of our internal controls over financial reporting due to the existence of a material weaknesses related to the incorrect accounting for the conversion of notes payable into preferred stock and the incorrect accounting for warrants related to this transaction and for warrants issued for services. As a result, incorrect entries were recorded in the financial statements which were not identified and corrected by management in a timely manner and we restated our consolidated financial statements for the year ended December 31, 2007 and quarter ended March 31, 2008 in order to properly reflect debt extinguishment and debt conversion expenses and the cost of warrants issued for debt conversion and non employee services. Additionally, during preparation of the financial statements for the third quarter of fiscal 2008, we discovered that the method used to present cash flows and noncash financing activities did not conform to SFAS 95. As a result, certain reclassifications were made in the preparation of the statement of cash flows for the period from inception (June 7, 2005) to September 30, 2008 and such reclassifications affected previously reported cash flow information.

Plan for Remediation of Material weaknesses

To address the material weaknesses in our internal control over financial reporting identified above, management designed a remediation plan which will supplement the existing controls of the Company. The remediation plan addressed the following corrective actions:

•	implementation of additional controls over the preparation and review of key spreadsheets;

•	implementation of automated general ledger reports to replace existing key spreadsheets where possible;

•	implementation of additional review procedures; and

•	enhancement of the current capabilities of the finance function.

During the course of 2008, management was not able to implement the remediation plan due to additional demands placed upon the finance department as a result of the Company filing its registration statement and the finance function being inadequately staffed to allow for successful remediation.

In December 2008, the Company enhanced the current resources of the finance function by adding a new Chief Financial Officer and an additional staff member and has plans to evaluation the need for additional resources in 2009. However, because of inherent limitations in the Company’s financial resources, our disclosure controls and procedures may not prevent or detect misstatements or material omissions. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls

No change has occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act) during the fourth quarter of our year-ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. As discussed above, management has designed a plan for remediation and is implementing changes in our internal control over financial reporting to remediate the material weaknesses identified above.

Report of Management on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The company’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements. The internal control system over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008, and this assessment identified the following material weaknesses in the company’s internal control over financial reporting:

Our Annual Report filed on Form 10-K for the year ended December 31, 2007, included incorrect accounting for the conversion of notes payable into preferred stock and the incorrect accounting for warrants related to this transaction and for warrants issued for services. As a result, we restated our consolidated financial statements for the year ended December 31, 2007 and quarter ended March 31, 2008 in order to properly reflect debt extinguishment and debt conversion expenses and the cost of warrants issued for debt conversion and non employee services. Additionally, during preparation of the financial statements for the third quarter of fiscal 2008, we discovered that the method used to present cash flows and noncash financing activities did not conform to SFAS 95. As a result, certain reclassifications were made in the preparation of the statement of cash flows for the period from inception (June 7, 2005) to September 30, 2008 and such reclassifications affected previously reported cash flow information.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weaknesses described in the preceding paragraph, management believes that, as of December 31, 2008, the company’s internal control over financial reporting was not effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2009, and certain information to be included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item concerning our directors, executive officers, our code of ethics and corporate governance matters will be contained in our 2009 Proxy Statement and is incorporated by reference into this report. Information under this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our 2009 Proxy Statement.

We have a written code of ethics that applies to all of our employees and to our Board of Directors. A copy of the code is available on our website at www.novaraymedical.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the section of our 2009 Proxy Statement entitled “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference to the sections of our 2009 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference to the sections of our 2009 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Proposal One—Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated by reference to the section of our 2009 Proxy Statement entitled “Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm—Accounting Fees.”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

Reference is made to page 19 under “Item 8—Financial Statements and Supplementary Data” for a list of all financial statements and schedules filed as a part of this report.

2.	Supplemental Schedules

None

3.	Exhibits

See Item 15(b) below

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated December 26, 2007, by and among Vision Acquisition I, Inc., NovaRay, Inc. and Vision Acquisition Subsidiary, Inc.(1)

3.1	Complete Copy of Certificate of Incorporation, as amended.(2)

3.2	Bylaws.(3)

3.3	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of NovaRay Medical, Inc.(4)

10.1*	Executive Employment Agreement by and between NovaRay, Inc. and Jack Price dated December 19, 2007.(1)

10.2*	Executive Employment Agreement by and between NovaRay, Inc. and Marc Whyte dated December 19, 2007.(1)

10.3*	Executive Employment Agreement by and between NovaRay, Inc. and Edward Solomon dated December 19, 2007.(1)

10.4*	Consulting Agreement by and between NovaRay, Inc. and Fountainhead Capital Partners Limited, as amended by Amendment No. 1 to Consulting Agreement.(1)

10.5* **	Professional Services Agreement by and between NovaRay, Inc. and Triple Ring Technologies, Inc., dated December 19, 2007.(1)

10.6	Agreement by and between NovaRay, Inc. and Rodman & Renshaw LLC, dated November 21, 2007.(1)

10.7*	Consulting Agreement by and between NovaRay, Inc. and Heartstream Corporate Finance B.V., dated December 19, 2007.(1)

10.8	Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated December 27, 2007, by and among NovaRay Medical, Inc. and the purchasers identified therein.(1)

10.9	Series J Warrant to Purchase Shares of Series A Convertible Preferred Stock of NovaRay Medical, Inc.(1)

10.10	Series J-A Warrant to Purchase Shares of Common Stock of NovaRay Medical, Inc.(1)

10.11	Form of Series A Warrant to Purchase Shares of Common Stock of NovaRay Medical, Inc.(1)

10.12	Registration Rights Agreement dated December 27, 2007, by and among NovaRay Medical, Inc. and the purchasers identified therein.(1)

10.13	Lock-Up Agreement dated December 27, 2007, by and among NovaRay Medical, Inc. and the Stockholders (as defined therein).(1)

10.14	AIG Lock-Up Agreement dated December 27, 2007, by and among NovaRay Medical, Inc. and the AIG Stockholders (as defined therein).(1)

10.15**	Agreement by and between NovaRay, Inc. and NRCT LLC dated October 23, 2006.(1)

10.16	Amendment No. 2 to Agreement by and among NovaRay, Inc. and the AIG Parties (as defined therein) dated December 20, 2007.(1)

10.17	Conversion Agreement by and between NovaRay, Inc. and Lynda Wijcik dated December 20, 2007.(1)

10.18	Conversion Agreement by and between NovaRay, Inc. and Wheatley MedTech Partners, L.P. dated December 20, 2007.(1)

10.19	Conversion Agreement by and between NovaRay, Inc. and Lloyd Investments, L.P. dated December 20, 2007.(1)

10.20	Conversion Agreement by and between NovaRay, Inc. and Heartstream Capital B.V. dated December 20, 2007.(1)

10.21	Conversion Agreement by and between NovaRay, Inc. and BioBridge LLC dated December 20, 2007.(1)

10.22	Conversion Agreement by and between NovaRay, Inc. and Arie Jacob Manintveld dated December 20, 2007.(1)

10.23	Lease Agreement by and between NovaRay, Inc. and Harbor Investment Partners dated July 1, 2005, as amended by First Amendment to Lease.(1)

10.24	Office Lease by and between NovaRay, Inc. and BRCP Stevenson Point, LLC dated March 13, 2008.(5)

10.25	Amendment to Series J Warrant To Purchase Shares of Series A Convertible Preferred Stock Number W-J-07-1, dated August 29, 2008, by and between Vision Opportunity Master Fund, Ltd. and NovaRay Medical, Inc.(6)

10.26	Amendment To Series J-A Warrant To Purchase Shares of Common Stock Number W-JA-07-1, dated August 29, 2008, by and between Vision Opportunity Master Fund, Ltd. and NovaRay Medical, Inc.(7)

10.27	Letter Agreement, dated August 29, 2008, by and between NovaRay Medical, Inc. and Vision Opportunity Master Fund, Ltd.(8)

10.28*	Executive Employment Agreement by and between NovaRay Medical, Inc. and William Frederick dated as of November 18, 2008.(9)

10.29*	Consulting Agreement by and between NovaRay Medical, Inc. and Jack Price dated as of February 19, 2009.(10)

10.30*	Credit and Security Agreement by and between NovaRay Medical, Inc. and Triple Ring Technologies, Inc. dated as of March 12, 2009.(11)

10.31*	Amendment to Professional Services Agreement and Statement of Work by and between NovaRay Medical, Inc. and Triple Ring Technologies, Inc. entered into as of March 12, 2009.(12)

10.32*	Assignment and Assumption of Lease Agreement by and between NovaRay Medical, Inc. and Triple Ring Technologies, Inc. dated as of March 12, 2009.(13)

10.33*	Sublease Agreement by and between NovaRay Medical, Inc. and Triple Ring Technologies, Inc. dated as of March 12, 2009.(14)

16.1	Letter dated February 13, 2008, from Gruber & Company, LLC.(15)

16.2	Letter dated February 13, 2008, from Paritz & Company, P.A.(15)

16.3	Letter dated September 24, 2008 from Paritz and Company, P.A.(16)

21.1	Subsidiaries of the Company.(1)

24.1	Power of Attorney (included on page 45)

31.1	Certification of Marc C. Whyte, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of William W. Frederick, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Marc C. Whyte, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William W. Frederick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same-numbered exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008.
(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-SB (No. 000-52731) filed with the SEC on July 20, 2007.
(4)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.
(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2008.
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2008.
(7)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2008.
(8)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2008.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2008.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2009.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2009.
(12)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2009.
(13)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2009.
(14)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2009.
(15)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2008.
(16)	Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2008.
*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this agreement. These portions have been omitted from the exhibit and submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2009.

NOVARAY MEDICAL, INC.

By:	/s/ MARC C. WHYTE
Marc C. Whyte
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Marc C. Whyte and William W. Frederick, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marc C. Whyte Marc C. Whyte	President, Chief Executive Officer and Director (principal executive officer)	March 26, 2009

/s/ William W. Frederick William W. Frederick	Chief Financial Officer (principal financial and accounting officer)	March 26, 2009

/s/ Lynda L. Wijcik Lynda L. Wijcik	Chairman of the Board of Directors	March 26, 2009

/s/ Edward G. Solomon Edward G. Solomon	Director	March 26, 2009

/s/ David J. Foster David J. Foster	Director	March 26, 2009

/s/ David Dantzker David Dantzker	Director	March 26, 2009

/s/ George J.M. Hersbach George J.M. Hersbach	Director	March 26, 2009

/s/ Jack E. Price Jack E. Price	Director	March 26, 2009

INDEX TO EXHIBITS

31.1	Certification of Marc C. Whyte, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of William W. Frederick, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Marc C. Whyte, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William W. Frederick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.