Form 10-Q
period 2009-03-31
NovaRay Medical, Inc.
filed 2009-05-13
CIK 1383529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

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

As of May 1, 2009 there were 9,767,853 shares of common stock, par value $.0001 per share, outstanding.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

Form 10-Q for the Quarter Ended March 31, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVARAY MEDICAL, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,153	$5,691
Receivables from Triple Ring	59	42
Security deposit with Triple Ring	500	500
Inventory	132	132
Prepaid expenses to Triple Ring	170	141
Prepaid expenses and other current assets	22	62

Total current assets	2,036	6,568
Property and equipment, net	1,019	1,059
Restricted cash	135	135

Total assets	$3,190	$7,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable to Triple Ring	$1,787	$2,109
Accounts payable trade	106	172
Accrued liabilities to Triple Ring	117	508
Accrued liabilities	208	287
Deferred rent - short term portion	114	112
Notes payable to Triple Ring	175	112
Notes payable	95	95

Total current liabilities	2,602	3,283
Deferred rent-less short-term portion	434	463
Warrant liabilities	4,016	—

Total liabilities	7,052	3,746

Commitments and Contingencies (Note 4)
Stockholders’ deficit:
Series A convertible preferred stock, $0.0001 par value
Authorized shares - 10,000,000; issued and outstanding shares - 8,692,208 at March 31, 2009 and December 31, 2008 (no liquidation preference)	1	1
Common stock, $0.0001 par value
Authorized shares - 100,000,000; issued and outstanding shares - 9,767,853 at March 31, 2009 and December 31, 2008	1	1
Additional paid-in capital	22,380	24,898
Deficit accumulated during the development stage	(26,240)	(20,880)
Less: treasury stock, at cost, 1,239,000 shares at March 31, 2009 and December 31, 2008	(4)	(4)

Total stockholders’ deficit	(3,862)	4,016

Total liabilities and stockholders’ deficit	$3,190	$7,762

The accompanying notes are an integral part of these condensed financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		From Inception (June 7, 2005) to March 31, 2009
	March 31, 2009	March 31, 2008
Operating expenses:
Sales and marketing	$152	$75	$572
Research and development (Note 7)	3,308	1,276	15,518
General and administrative	1,056	698	8,751

Total operating expenses	4,516	2,049	24,841

Loss from operations	(4,516)	(2,049)	(24,841)
Other income (expense):
Interest income	4	19	81
Other income	—	—	282
Gain on change in fair value of warrant liabilities	243	—	243
Interest expense	(3)	—	(917)

Total other income (expense)	244	16	(311)

Net loss	$(4,272)	$(2,033)	$(25,152)
Deemed dividend	—	—	(2,178)

Net loss allocable to common stockholders	$(4,272)	$(2,033)	$(27,330)

Basic and diluted loss per share allocable to common stockholders	$(0.45)	$(0.22)	$(4.20)
Weighted average number of common shares outstanding used in basic and diluted loss per share allocable to common stockholders	9,487	9,326	6,502

The accompanying notes are an integral part of these condensed financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		From Inception (June 7, 2005) to March 31, 2009
	March 31, 2009	March 31, 2008
Cash Flows From Operating Activities:
Net loss	$(4,272)	$(2,033)	$(25,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61	4	135
Stock-based compensation expense	454	—	454
Non-cash research and development expenses associated with performance based warrant	199	222	1,323
Gain on change in fair value of warrant liabilities	(243)	—	(243)
Gain on extinguishment of debt	—	—	(452)
Loss on conversion of preferred debt	—	—	252
Beneficial conversion of convertible debt	—	—	264
Write-down of purchased intellectual property	—	—	2,016
Interest expense capitalized as long term debt	—	—	255
Interest expense converted to preferred stock	—	—	273
Changes in operating assets and liabilities:
Receivables from Triple Ring	(16)	14	(58)
Inventory	—	—	(131)
Prepaid expenses to Triple Ring	(29)	(165)	(170)
Prepaid expenses and other current assets	40	(69)	(23)
Accounts payable to Triple Ring	(322)	457	1,787
Accounts Payable trade	(66)	(250)	106
Accrued liabilities to Triple Ring	(391)	69	117
Accrued liabilities	(80)	56	207
Deferred rent	(27)	—	548

Net cash used in operating activities	(4,692)	(1,695)	(18,492)

Cash Flows From Investing Activities:
Property and equipment	(21)	—	(1,154)
Restricted cash	—	(135)	(135)
Security deposit with Triple Ring	—	(500)	(500)

Net cash used in investing activities	(21)	(635)	(1,789)

Cash Flows From Financing Activities:
Proceeds from notes payable to Triple Ring	175	—	175
Proceeds from subscriptions receivable	—	—	100
Proceeds from issuance of short term debt	—	—	2,044
Proceeds from sale of common stock	—	—	154
Proceeds from sale of Series A convertible preferred stock	—	—	20,430
Repayment of notes payable	—	(30)	(30)
Payment on extinguishment of debt	—	—	(10)
Issuance costs incurred in sale of Series A convertible preferred stock	—	—	(1,425)
Purchase of treasury stock	—	—	(4)

Net cash provided by (used in) financing activities	175	(30)	21,434

Net (decrease) increase in cash and cash equivalents	(4,538)	(2,360)	1,153
Cash and cash equivalents — beginning of period	5,691	9,234	—

Cash and cash equivalents — end of period	$1,153	$6,874	$1,153

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$27
Cash paid for taxes	$—	$—	$39
Supplemental disclosures of non-cash financing activities:
Modification of Series J and Series J-A stock warrants	$—	$—	$2,178
Common stock issued as offering costs	$—	$—	$1,683
Warrants issued in connection with financing	$—	$—	$3,768
Convertible preferred stock issued in exchange for cancellation of debt	$—	$—	$4,001
Long term debt assumed at inception in connection with intellectual property	$—	$—	$2,016
Interest expense capitalized as long term debt	$—	$—	$255
Interest expense converted to preferred stock	$—	$—	$273

The accompanying notes are an integral part of these condensed financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

NovaRay Medical, Inc. (the “Company”, “NovaRay”, “we”, or “our”), a Delaware corporation, is a development stage medical imaging company focused on developing unique innovations in proprietary digital cardiac x-ray technology. NovaRay’s initial clinical offering, the ScanCath™ cardiac catheterization system, is expected to offers advanced imaging capabilities, coupled with reductions in radiation exposure to patients, operators, and staff. We have 23 issued U.S. patents with claims as to our system and its underlying technologies.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is a development stage company since it has not generated revenue from the sale of its products and its efforts from its inception on June 7, 2005 have principally been devoted to developing its product as well as raising capital. Accordingly the financial statements have been prepared in accordance with the provisions of SFAS No. 7, Accounting and Reporting by Development Stage Enterprises, (“SFAS 7”).

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited Financial Statements and the notes thereto for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2009.

In the opinion of management, all adjustments, consisting principally of normal recurring adjustments, which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods, have been made. The results of operations for the interim periods are not necessarily indicative of the operating results for the full fiscal year or any future periods

Going Concern

We require additional funds to continue operations. As reflected in the accompanying financial statements, the Company is in the development stage, has a net loss since inception of $25.2 million and has used cash in operations of $18.5 million since inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

During the first quarter ended March 31, 2009, our net loss was $4.3 million, and at March 31, 2009, our cash and equivalents were $1.2 million. We do not have sufficient capital to continue operations at the same level as the first quarter in the second quarter. Accordingly, we believe we need additional funds to meet our anticipated cash needs for working capital and capital expenditures for the next ninety days. Because we have never generated revenue and do not expect to do so until 2010, we will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling our assets.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. However, this additional financing may not be available on a timely basis or on terms acceptable to us, or at all. Our ability to obtain such financing may be impaired by the current economic conditions and the lack of liquidity in the credit markets. If we are unable to secure additional funding, we may have to discontinue operations; delay development or commercialization of our system; license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize; reduce marketing, customer support, or other resources devoted to our system: or any combination of these activities. Any of these results would materially harm our business, financial condition, and results of operations, and there can be no assurance that any of these results will result in cash flows that will be sufficient to fund our current or future operating needs. We may also need to seek protection under the U.S. Bankruptcy Code or otherwise liquidate our assets, which may result in the failure of our stockholders to receive value for their ownership of our stock.

Reclassifications

Certain amounts reported in the accompanying financial statements for 2008 and inception to date information have been reclassified to conform to the 2009 presentation. Such reclassifications had no material effect on previously reported results of operations, total assets or the deficit accumulated during the development stage.

Uses of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for the valuation of the Company’s stock, as the Company’s stock is not currently trading; the valuation of equity and equity-linked instruments such as options and warrants using the Black-Scholes model; and for the probability of the delivery date in connection with the common performance warrants with Triple Ring. Actual results could materially differ from these estimates.

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

Inventory

Inventory is valued at the lower of cost or market. The Company periodically reviews its inventory for obsolete items and provides a reserve upon identification of potential obsolete items. Through the three months ended March 31, 2009, there have been no obsolete items identified.

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

Property and equipment consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Computer and office equipment	$15	$13
Machinery and equipment	105	91
Furniture and fixtures	200	200
Leasehold improvements	834	829

	1,154	1,133
Less: accumulated depreciation and amortization	(135)	(74)

Property and equipment, net	$1,019	$1,059

Depreciation and amortization expense related to property and equipment for the three months ended March 31, 2009 and 2008 was $61,000 and $4,000, respectively.

Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“SFAS 144”) the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. Through March 31, 2009, there have been no such impairment losses.

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

Common Stock Warrants

The Company from time to time issues common stock or common stock warrants to acquire services or goods from non-employees. Common stock and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by Emerging Issues Task Force (“EITF”) Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF 96-18”).

In accordance with EITF 96-18, the common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the “valuation date”, which for warrants related to contracts that have substantial disincentives for non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs.

Stock-based Compensation

The Company recognizes stock-based compensation expense in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS 123R”). Under SFAS 123R, the Company estimates the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options was based upon the simplified method provided by the SEC in Staff Accounting Bulletin No. 107, Share-Based Payments, (“SAB 107”). The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate.

Loss per share

Basic loss per share is computed by dividing loss allocable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the effects of the potential dilution of outstanding warrants, restricted stock and convertible debt and preferred stock (“common stock equivalents”) on the Company’s common stock. Loss per share is as follows (in thousands, except per share data):

	Three months ended March 31,
	2009	2008
Basic and Diluted:
Net loss allocable to common shareholders	$(4,272)	$(2,033)
Net loss per share available to common shareholders	$(0.45)	$(0.22)
Weighted average common shares outstanding	9,487	9,326

Outstanding common stock equivalents that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive totaled 14,343,293 and 10,716,664 as of March 31, 2009 and 2008, respectively.

Recent Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and Financial Interpretations (“FIN”) 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest is in Variable Interest Entities (“FSP FAS 140-4”). This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have a material impact on the Company’s financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance and did not have a material impact on the Company’s financial statements.

Impact of Recently Adopted Accounting Standards

In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-5”). Paragraph 11(a) of SFAS No 133, Accounting for Derivatives and Hedging Activities, (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 became effective for the first annual reporting period beginning after December 15, 2008. The Company adopted EITF 07-5 on January 1, 2009.

As a result of adopting EITF 07-5, 4,770,060 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants impacted are the Series A, Amended Series J-A and Series J-A additional shares (See Note 5. Stockholders’ deficit). Upon adoption, we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, as a cumulative effect adjustment, we reduced additional paid-in capital by $3.2 million, increased beginning accumulated deficit by $1.1 million and recorded $4.3 million to a long-term warrant liability to recognize the fair value of such warrants on the date of adoption. The fair value of these common stock purchase warrants declined to approximately $4 million as of March 31, 2009, and we recognized a $243,000 gain on change in fair value of warrant liabilities for the three months ended March 31, 2009.

These common stock purchase warrants were initially issued in connection with our previous private placements of equity securities during fiscal years 2007 and 2008. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2009	January 1, 2009
Risk-free interest rate	1.41% - 1.67%	1.28% - 1.55%
Dividend yield	—	—
Expected life (years)	3.7 – 4.6	4.0 – 4.8
Expected volatility	57.22%	57.99%

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Level 1	Level 2	Level 3	March 31, 2009
Fair value of warrants	$—	$—	$4,016	$4,016

We have no assets that are measured at fair value on a recurring basis.

3. Notes payable

The Company assumed a series of promissory notes issued to stockholders and financial institutions in connection with the initial organization of NovaRay, Inc., in the aggregate amount of $728,000 for the purpose of developing intellectual property that will be utilized in the Company’s planned product. These notes bear interest at rates ranging from 9% to 12% annually, are secured by the assigned assets, and are payable upon demand of the holders. In October 2007, most of these notes were converted into NovaRay, Inc.’s Series A Convertible Preferred Stock. As of March 31, 2009, the aggregate principal balance due under two remaining promissory notes was $95,000, and the interest rate of such notes is 12% per annum.

In March 2009, the Company and Triple Ring entered into a Credit and Security Agreement. Under the Credit and Security Agreement, Triple Ring agreed to make available to the Company, on a revolving basis, a line of credit in an amount of up to $1.5 million (the “Credit Line”) with an annual interest rate of 2%. The Credit Line shall consist of Triple Ring’s forbearance of partial payments due by the Company under the Professional Services Agreement, as amended (the “Services Agreement”) between the Company and Triple Ring. After an initial credit extension of $175,000, each monthly forbearance of certain payments due under the Services Agreement will result in an extension of credit, which will in the aggregate comprise the Credit Line. The Credit Line will be secured by all of the Company’s assets on a first priority security interest; provided however, that Triple Ring will share the first priority security interest in the assets on a pari passu basis based on the amount of principal loaned by any third party who provides financing to the Company during the term of the Credit and Security Agreement upon written approval by Triple Ring. The termination date of the credit extension under the Credit and Security Agreement shall be the earliest to occur of: (a) December 15, 2009, (b) termination of the Services Agreement, or (c) receipt of gross proceeds from equity or debt or other financing obtained by NovaRay of at least $5 million in the aggregate. As of March 31, 2009, the principal balance due under the Credit Line was $175,000.

4. Commitments and contingencies

Operating Lease

Prior to March 2009, NovaRay leased its headquarters’ office facility under a non-cancelable operating lease expiring in July 2013. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. In March 2009, the Company assigned its interest in the office lease and Triple Ring assumed the Company’s obligations under the office lease. Concurrently, the Company and Triple Ring entered into a sublease agreement whereby the Company would sublease 58.5% of the premises under the lease term through July 2013. Under the sublease, the Company will pay a portion of the base rent, additional rent pro-rated to cover the subleased space and its share of operating expenses. All the terms and conditions set forth in the office lease are in effect and binding upon the Company and Triple Ring.

Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company, would not have a material adverse effect on the Company’s financial position, result of operations, or cash flows.

Indemnification

As permitted under Delaware law, the Company has agreements whereby the Company has indemnified our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009.

The Company enters into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009.

5. Stockholders’ deficit

The Company has authorized capital of 110,000,000 shares, of which 100,000,000 are designated as common stock, par value $0.0001 per share (the “Common Stock”), and 10,000,000 are designated as preferred stock, par value $0.0001 per share (the “Preferred Stock”). All shares of Preferred Stock are currently designated as Series A Convertible Preferred Stock and are convertible at the current rate of one share for one share of our Common Stock. As of March 31, 2009, the Company had outstanding 9,767,853 shares of Common Stock and 8,692,208 shares of Preferred Stock. Additionally, there are outstanding warrants to purchase an aggregate of up to 6,702,060 shares of our Common Stock.

Common Stock

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of March 31, 2009 and December 31, 2008.

In October 2006, the Company entered into a restricted stock purchase agreement for the 642,000 shares of common stock (See Note 7. Related party transactions).

Series A Convertible Preferred Stock (“Preferred Stock”)

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

Warrants

At March 31, 2009, warrants consisted of the following:

	March 31, 2009
Warrant Group	Number of Warrants	Exercise Price
Series A	1,648,960	$4.25
Amended Series J-A	1,248,440	$4.25
Series J-A additional shares	1,872,660	$5.00
Consultant	600,000	$4.25
Triple Ring	1,332,000	$1.33

	6,702,060

All of the warrants outstanding at March 31, 2009 are for the purchase of our Common Stock.

On December 27, 2007, pursuant to the Series A Convertible Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), by and among the Company, Vision Opportunity Master Fund Ltd. (“Vision”), Lynda Wijcik, Commerce and Industry Insurance Company, AIU Insurance Company, AIG Private Equity Portfolio, L.P., AIG Horizon Partners Fund L.P., AIG Horizon Side-by-Side Fund L.P., Wheatley MedTech Partners, L.P., Lloyd Investments, L.P., Heartstream Capital B.V., BioBridge LLC, and Arie Jacob Manintveld (each a “Purchaser” and collectively the “Purchasers”), the Company issued (i) Series A Warrants to the Purchasers to purchase 1,648,960 shares of our common stock at an exercise price of $4.25 per share, (ii) a Series J Warrant to Vision to purchase 2,309,469 shares of our Series A Convertible Preferred Stock at an exercise price of $4.33 per share, and (iii) a Series J-A Warrant to Vision to purchase up to 769,823 shares of our common stock at an exercise price of $6.91 per share.

On August 29, 2008, the Company entered into an amendment with Vision of the Series J Warrant to: (i) increase the maximum number of shares exercisable from 2,309,469 to 3,745,320; (ii) decrease the initial exercise price from $4.33 to $2.67 per share and (iii) amend the term such that 1,872,660 shares exercisable would expire at 11:59 p.m., eastern time, on September 8, 2008 and the remaining 1,872,660 shares exercisable would expire at 11:59 p.m., eastern time, on November 1, 2008.

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

The fair value of $2.2 million for the amended Series J and J-A warrants which were issued at a premium to the original J and J-A warrants was recorded as a deemed dividend in the statements of operations for the quarter ended September 30, 2008.

On September 5, 2008, Vision exercised the Series J Warrant for 1,872,660 shares of Series A Convertible Preferred Stock, and on October 31, 2008, Vision and its affiliate exercised the remaining Series J Warrant for 1,872,660 shares of Series A Convertible Preferred Stock. The Company received combined proceeds of $9.7 million, net of issuance costs of $299,000.

Consultant Warrants

On December 20, 2007, pursuant to a Consulting Agreement with Fountainhead Capital Partners Limited, dated October 2, 2007, the Company issued a warrant to purchase 600,000 shares of its common stock at a price of $4.25 per share exercisable in whole or in part over a period of five years from issuance in exchange for their consulting services. The warrant value charged against additional paid in capital as closing costs in 2007 was $378,000 utilizing the Black-Scholes Model with an exercise price of $4.25 per share, expected term of 5 years and a risk free rate of 3.63%.

Triple Ring Warrants

On December 19, 2007, we entered into an agreement with Triple Ring (See Note 7. Related Party Transactions) to perform ongoing product development work, final assembly and test for the cardiac imaging system (the “Professional Services Agreement”). As partial consideration for these services, we agreed to issue a warrant to Triple Ring to purchase 1,332,000 shares of Common Stock. The warrant will not be exercisable until the acceptance by NovaRay of the deliverables from Triple Ring in accordance with the terms of the Professional Services Agreement. The original exercise price for the warrant was established based on the timing of the acceptance by NovaRay of such deliverables as set forth below (fair value in thousands):

Date of Acceptance of the Deliverables	Exercise Price per Share	Calculated Fair Value of warrants*
On or prior to March 30, 2009	$0.06	$3,465
On or after March 31, 2009 but on or prior to July 30, 2009	$0.15	$3,348
On or after July 31, 2009 but on or prior to December 30, 2009	$1.33	$2,069
On or after December 31, 2009 but on or prior to February 28, 2010	$2.67	$1,263

*	Calculated using Black Scholes method using exercise price, volatility of 57.22%, a stock price of $2.66 per share, an expected term based on the contractual term, and a risk free rate of 0.98%.

In the event the acceptance by NovaRay of the deliverables does not occur by February 28, 2010, the warrant shall terminate and not be exercisable. As required by EITF 96-18, the warrant will be expensed as research and development costs on a monthly basis. Under Issue 4 of EITF 96-18, transactions where quantity of any of the terms are not known up front and involve counter party performance conditions which result in a range of aggregate fair values for the warrants depending on the delivery date are to be recorded at the lowest aggregate amount and adjusted for changes in aggregate fair value at interim reporting dates. The lowest aggregate fair value of $1.3 million was based on an acceptance date between December 31, 2009 and February 28, 2010. As of March 31, 2009, management believed that the most probable acceptance date under the Professional Services Agreement will be between July 31, 2009 and December 30, 2009 and has used the fair value of the warrant of $2.1 million to value the warrant based on the expected acceptance date.

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

Stock Option Plan

In November 2008, the stockholders approved and ratified the 2008 Stock Incentive Plan (“2008 Plan”). The 2008 Plan provides for the grant of stock options, restricted stock, restricted stock units, dividend equivalent rights and stock appreciation rights (collectively referred to as “awards”). A total of 3,750,000 shares of our common stock are reserved for issuance under the 2008 Plan and the number of shares of our common stock available will be subject to adjustment in the event of a stock split, stock or other extraordinary dividend, or other similar change in our common stock or our capital structure.

The Company’s initial grant of stock options to employee and board members was during the three months ended March 31, 2009. The estimated fair value of the stock options granted was $1.3 million, calculated at the date of the grants using the Black-Scholes option pricing model, using a fair value of common stock of $2.67 per share. The fair value of the Company’s common stock was determined by the Company’s Board of Directors on the date of grant.

The following weighted-average assumptions were used to value options granted during the three months ended March 31, 2009:

Risk-free interest rate	1.73% - 2.04%
Dividend yield	—
Expected life (years)	5.0 – 6.5
Expected volatility	57.48%

During the three months ended March 31, 2009, the Company granted 262,000 stock options to employees and 584,892 stock options to board members and recognized $454,000 of stock-based compensation expense for options granted. The Company had no stock-based compensation expense during the three months ended March 31, 2008 as no options were granted during fiscal 2008. No options have been exercised as of March 31, 2009.

6. Income taxes

The Company has not incurred any income tax liabilities for the three months ended March 31, 2009 and 2008, except for state and local franchise taxes recorded as sales, general and administrative expenses. Accordingly, the Company has no provision for income taxes during the three months ended March 31, 2009 and 2008.

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount currently expected to be realized.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The Company has evaluated its tax positions for the three months ended March 31, 2009 and 2008 and determined that it has no uncertain tax positions requiring financial statement recognition.

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

7. Related party transactions

Triple Ring Technologies, Inc.

The following directors, officers and stockholders of the Company hold the following equity ownership interests in Triple Ring:

Name	NovaRay Medical Affiliation	Triple Ring Interest Ownership
Marc Whyte	CEO, President, Director, Stockholder	21.15%
Edward Solomon	CTO, Director, Stockholder	21.15%
Joseph Heanue	Stockholder	21.15%
Augustus Lowell	Stockholder	21.15%
Brian Wilfey	Stockholder	15.40%

Professional Services Agreement

On December 19, 2007, the Company entered into the Professional Services Agreement with Triple Ring to perform ongoing product development work, final assembly and test for the cardiac imaging system. On March 12, 2009, the Company and Triple Ring entered into a first amendment to the Professional Services Agreement, under which they agreed to extend payment terms to be net thirty days.

Receivable from Triple Ring and headquarters’ lease

The Company previously sub-leased a portion of its headquarters facility to Triple Ring for 41.5% of the rent paid. Triple Ring was also the guarantor of the headquarters’ lease agreement. On March 12, 2009, the Company and Triple Ring entered into an Assignment and Assumption of Lease Agreement under which the Company assigned its interest in the headquarters’ office lease and Triple Ring assumed the Company’s obligations under the lease. Concurrently, the Company and Triple Ring entered into a Sublease Agreement whereby the Company would sublease 58.5% of the premises under the Lease. The Company remains jointly and severably liable for all obligations under the lease. As of March 31, 2009 and December 31, 2008, the Company had rents receivable from Triple Ring under the previous sublease agreement for $59,000 and $42,000, respectively.

Security deposit with Triple Ring

On January 10, 2008, the Company paid a deposit in the amount of $500,000 to Triple Ring for services and certain expenses to be rendered in accordance with the terms of the Professional Services Agreement and the amendment to the Professional Services Agreement. As of March 31, 2009 and December 31, 2008, the deposit amount to Triple Ring was $500,000.

Prepaid expenses to Triple Ring

The Company reimburses Triple Ring for pre-payments made to their vendors for services and supplies under the Professional Services Agreement. The pre-payments are applied to the cost of the services and supplies upon completion or delivery. As of March 31, 2009 and December 31, 2008, the Company’s prepaid expenses to Triple Ring were $170,000 and $141,000, respectively.

Accounts payable and accrued liabilities to Triple Ring

As of March 31, 2009 and December 31, 2008, the Company’s accounts payable and accrued liabilities balances to Triple Ring were as follows (in thousands):

	March 31, 2009	December 31, 2008
Accounts payable to Triple Ring	$1,787	$2,109
Accrued liabilities to Triple Ring	$117	$508

Accounts payable to Triple Ring are for services and supplies purchased under the Professional Services Agreement. Accrued liabilities to Triple Ring are for liabilities to Triple Ring for accrued services and supplies purchased under the Professional Services Agreement.

Notes payable to Triple Ring

In March 2009, the Company and Triple Ring entered into a Credit and Security Agreement. Under the Credit and Security Agreement, Triple Ring agreed to make available to the Company, on a revolving basis, a line of credit in an amount of up to $1.5 million with an annual interest rate of 2%. As of March 31, 2009, the principal balance due under the credit line was $175,000. (See Note 3. Notes payable)

Professional Services Agreement and Warrants

The Company issued a warrant to Triple Ring to purchase 1,332,000 shares of common stock as partial consideration for services under the Professional Services Agreement. The warrant will not be exercisable until the acceptance by NovaRay of the deliverables from Triple Ring in accordance with the terms of the Professional Services Agreement. The exercise price for the warrant is established based on the timing of the acceptance by NovaRay of such deliverables as set forth below:

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

The Company recorded research and development expense of approximately $3.1 million with Triple Ring during the first quarter of 2009 compared with $1.3 million during the first quarter of 2008. Included in these amounts is warrant expense for Triple Ring services of $199,000 and $222,000 during the three months ended March 31, 2009 and 2008, respectively.

Series A Warrants

On December 27, 2007, the Company issued Series A Warrants to purchase 1,648,960 shares of its common stock at an exercise price of $4.25 per share pursuant to the Purchase Agreement. The following related parties are holders of Series A Warrants to purchase a total of 359,513 shares of our common stock.

Name	Number of Series A Warrants
W Capital Partners II, L.P.	147,647
Heartstream Capital B.V	90,632
Wheatley MedTech Partners, LP	47,544
Lynda Wijcik	40,646
BioBridge LLC	33,044

359,513

Promissory Note issued to Chairman and Director Lynda Wijcik

On November 5, 2007, NovaRay issued a promissory note to its Chairman and director, Lynda Wijcik, in the principal amount of $30,000, at an interest rate of 6% per annum. The balance outstanding on this note was paid off in January 2008.

Restricted Stock Purchase Agreement

NovaRay is a party to a restricted stock purchase agreement dated October 23, 2006 (the “Purchase Agreement”), with Jack Price, whereby Mr. Price has purchased 642,000 shares of common stock (the “Restricted Stock”) for a consideration of $0.06 per share. In accordance with the terms of the Purchase Agreement, 25% of the Restricted Stock vested on November 1, 2007, and the remaining balance vests in equal monthly instalments over three years so long as Mr. Price continues to provide services to NovaRay. The Purchase Agreement also includes terms for accelerated vesting upon a change of control or should Mr. Price no longer provide services to the Company in a consulting capacity or as a director. The purchase price and valuation of the restricted stock were based on market conditions, the value of the Company’s assets and its general financial position at the time of the restricted stock sale, and the price of recent sales of the Company’s securities. As of March 31, 2009 and December 31, 2008, the Restricted Stock was 58% and 33% vested, respectively.

NRCT LLC

NovaRay entered into a license agreement dated October 23, 2006 with NRCT LLC (“NRCT”), pursuant to which NovaRay granted to NRCT certain exclusive and non-exclusive licenses to NovaRay’s current portfolio of patents and patent applications. These licenses include (i) an exclusive, world-wide license related to certain of NovaRay’s patents for closed-gantry health-care, closed-gantry CT and vascular applications and closed-gantry life science applications and (ii) a non-exclusive, worldwide license for certain of NovaRay’s patents for (a) all open-gantry healthcare applications except open-gantry cardiac, electrophysiology, neurological, CT and peripheral applications and (b) industrial applications (security, industrial inspection and non-destructive testing). We do not anticipate that these licenses are for applications that are competitive with NovaRay’s products. In consideration for such licenses, NovaRay was granted a 10% equity ownership interest in NRCT. The following directors, officers and stockholders of the Company hold the following membership interests in NRCT:

Name	NovaRay Medical Affiliation	NRCT Ownership Interest
Lynda Wijcik (BioBridge LLC)	Chairman of the Board, Stockholder	34.07%
Wheatley MedTech Partners, LP	Director, Stockholder	21.28%
Marc Whyte	CEO, President, Director, Stockholder	9.43%
Edward Solomon	CTO, Director, Stockholder	9.43%
Joseph Heanue	Stockholder	7.07%
Lloyd Investments, L.P.	Stockholder	4.00%
Augustus Lowell	Stockholder	1.89%
Brian Wilfey	Stockholder	1.89%
Eugene Floyd	Stockholder	0.47%
Gerald Pretti	Stockholder	0.47%

As of March 31, 2009, no value has been attributed to this ownership interest because NRCT has substantially no assets or operations.

8. Subsequent Events

Triple Ring credit line extension

On April 1, 2009, the Company did not pay Triple Ring the accounts payable due under the terms of the first amendment to the Professional Services Agreement (the “Amendment”) with Triple Ring due to capital constraints. Payment terms under the Amendment are net thirty days. The accounts payable and accrued liabilities to Triple Ring at March 31, 2009 was $1.9 million, of which $862,000 was payable under the payment terms of the Amendment. On April 16, 2009, the Company paid $459,000 to Triple Ring towards the amount due and requested a credit extension under the Credit and Security Agreement with Triple Ring in the amount of $403,000. The principal balance due under the credit line after this extension was $578,000. On May 1, 2009, $984,000 of the accounts payable and accrued liabilities to Triple Ring at March 31, 2009 was due under the terms of the Amendment. On May 6, 2009, the Company paid $100,000 to Triple Ring toward the amount due and requested a credit extension under the Credit and Security Agreement in the amount of $884,000. The principal balance due under the credit line after this extension was $1.5 million.

Restricted cash

The Company maintained a letter of credit on behalf of the landlord as a security deposit for the headquarters’ lease. The restricted cash balance reflected on the Company’s financial statements for this letter of credit was $135,000 at March 31, 2009. During April 2009, Triple Ring replaced the letter of credit that the Company had with the landlord and the landlord released the letter of credit from the Company. The restriction on the Company’s cash associated with this letter of credit was subsequently removed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” or the negative thereof or comparable terminology, and may include (without limitation) information regarding our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management and include, without limitation, those statements regarding the features of our ScanCath™ cardiac catheterization system including advanced imaging capabilities and reductions in radiation exposure to patients, operators, and staff; our expectation that we will have revenue in 2010; our expected operating costs; our ability to continue as a going concern; our ability to raise additional capital and implement our business plan; availability of additional financing; the effect on the Company’s financial position, result of operations, or cash flows of final judgments of pending claims, charges, and litigation, if any, against the Company; the ability of the Company to recover a portion of any future amounts paid under indemnification agreements; the expected acceptance date of the deliverables under the Professional Services Agreement with Triple Ring; our anticipation that licenses to NRCT will not competitive with NovaRay’s products; incurring manufacturing expenses in future years for personnel and equipment costs required for our product introduction and distribution; increased selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system; the success of early placements being critical to gathering strong customer references for future sales; our for need additional financial resources to meet our anticipated cash needs for working capital and capital expenditures for the next ninety days; our intention to implement the remediation plan for our internal controls over financial reporting developed during fiscal 2008 and our plans to evaluate the need for additional resources in fiscal 2009.

These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those factors described under “Risk Factors,” in our Form 10-K for the year ended December 31, 2008, and other filings we file with the Securities and Exchange Commission (the “SEC”), and those factors discussed under “Risk Factors” in this Quarterly Report on Form 10-Q. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations; competition; our ability to protect and market our intellectual property; government regulations, requirements and approvals; pricing, development and manufacturing difficulties; our ability to make acquisitions and successfully integrate those acquisitions with our business; general industry and market conditions and growth rates; and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

The financial statements related to this discussion and analysis have been prepared assuming that we will continue as a going concern. As discussed in Note 2 to the financial statements under the heading “Risk Factors,” in our Form 10-K for the year ended December 31, 2008, our recurring losses from operations and our dependence on receiving additional funding to continue operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

NovaRay, Inc. was incorporated in June 2005, and shortly thereafter the assets along with the related underlying debt of NexRay were contributed to NovaRay, Inc. in connection with the foreclosure proceedings by certain lenders of NexRay that are our current investors. See Note 7.Related Party Transactions in the attached Financial Statements. We have incurred ongoing losses totalling approximately $25.2 million since the date of inception of NovaRay, Inc. through March 31, 2009. To date, substantially all of our expenditures have primarily been related to development of the ScanCath™ cardiac catheterization system and administrative costs. We expect to incur manufacturing expenses in future years for personnel and equipment costs required for our product introduction and distribution. We also expect to incur increased selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system.

We have achieved no revenues to date. Our goal is to begin commercial sales for our cardiac catheterization imaging system in the first half of 2010. We believe that the success of early placements will be critical to gathering strong customer references for future sales. Our efforts are subject to the risks inherent in the development of innovative products, including the risk that the product will be found to be ineffective, or that the product, if effective, will be difficult to manufacture on a large scale, or will be uneconomical to market. No assurance can be given that we will be able to produce our system in commercial quantities at acceptable costs or without delays, or that we will be able to market our system successfully. Any failure of our device to achieve acceptable market performance or the identification of technical deficiencies could lead to delays in the introduction and market acceptance of our product and could jeopardize the viability of our company. In addition, we will need to obtain additional regulatory approvals before our system can be sold in a number of significant international markets, and we may encounter delays in obtaining such approvals or other regulatory delays to the commercial productions of our system.

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

The warrant issued to Triple Ring will not be exercisable until the acceptance by NovaRay of the deliverables from Triple Ring in accordance with the terms of the Professional Services Agreement. In the event the acceptance by NovaRay of the deliverables does not occur by February 28, 2010, the warrant shall terminate and not be exercisable.

Change in Fair Value of Warrants

Effective January 1, 2009 we adopted the provisions of EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

As a result of adopting EITF 07-5, 4,770,060 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants impacted are the Series A, Amended Series J-A and Series J-A additional shares (See Note 5. Stockholders’ deficit). Upon adoption, we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, as a cumulative effect adjustment, we reduced additional paid-in capital by $3.2 million, increased beginning accumulated deficit by $1.1 million and recorded $4.3 million to a long-term warrant liability to recognize the fair value of such warrants on the date of adoption. The fair value of these common stock purchase warrants declined to approximately $4 million as of March 31, 2009, and we recognized a $243,000 gain on change in fair value of warrant liabilities for the three months ended March 31, 2009.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company determined that it had no uncertain tax positions requiring financial statement recognition as of March 31, 2009 and has provided a 100% valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

Results of Operations

Sales and Marketing

Sales and marketing expenses consist primarily of payroll, payroll related expenses, third-party consulting expenses, corporate marketing costs and business development activities performed by Triple Ring for the Company. Sales and marketing costs increased approximately $77,000 from $75,000 during the three months ended March, 31, 2008 to $152,000 during the three months ended March, 31, 2009. The increase was primarily due to the hiring of one employee in the second quarter of 2008 and increased activity with Triple Ring, partially offset by a reduction in third-party consulting expenses.

Approximately $48,000 was spent on business development with Triple Ring during the three months ended March, 31, 2009 compared with $0 during the three months ended March, 31, 2008.

Research and Development

Research and development expenses consist primarily of payroll, payroll related expenses, Triple Ring performing research and development activities for the Company and expense associated with the warrants issued to Triple Ring (See Note 7.Related Party Transactions). Research and development costs increased approximately $2 million from $1.3 million during the three months ended March, 31, 2008 to $3.3 million during the three months ended March, 31, 2009. The increase was primarily due to the cost of one employee previously classified as general and administrative expense, stock-based compensation expense of $47,000 for stock options granted during the first quarter of 2009 and increased activity with Triple Ring.

Approximately $3.1 million was spent on research and development with Triple Ring during the three months ended March, 31, 2009 compared with $1.3 million during the three months ended March, 31, 2008. Included in these amounts is warrant expense for Triple Ring services of $199,000 during the three months ended March, 31, 2009 and $222,000 during the three months ended March, 31, 2008.

General and Administrative

General and administrative expenses consist primarily of payroll, payroll related expenses, third-party consulting expenses, legal and accounting fees, facilities, insurance, investor relations and regulatory costs. General and administrative costs increased approximately $358,000 from $698,000 during the three months ended March, 31, 2008 to $1.1 million during the three months ended

March, 31, 2009. The increase was primarily due to the hiring of two employees in the fourth quarter of 2008; $57,000 in increased audit costs for the Company’s new independent registered public accounting firm engaged during the third quarter of 2008; $52,000 in increased depreciation expense for tenant improvements placed in service during the first quarter of 2009; and $339,000 in stock-based compensation expense for stock options granted to employees and board members during the first quarter of 2009. These increases were partially offset by a reduction of one employee during the first quarter of 2009; $99,000 for the elimination of a third-party financial consultant in the fourth quarter of 2008; and $32,000 in decreased legal fees during the first quarter of 2009.

Other Income (Expense)

Other income during the three months ended March 31, 2009 was primarily due to the Company’s adoption of EITF Issue 07-5 during the quarter. The adoption resulted in the reclassification of certain Company warrants from equity to liabilities recorded at fair value and a gain on change in fair value of warrant liability. Other income during the three months ended March 31, 2008 was primarily due to interest income on funds received from our financing activities.

Liquidity and Capital Resources

We require additional funds to continue current operations. Our need for funds will increase from period to period as we increase the scope of our development, marketing, and manufacturing activities including increased costs and resources necessary to meet our public company reporting requirements. From inception of NovaRay, Inc. through March 31, 2009, we have obtained gross proceeds of approximately $21 million through private placements of equity securities and approximately $2 million through the issuance of short term debt instruments. At March 31, 2009, our principal source of liquidity included cash and equivalents of approximately $1.2 million, compared with approximately $5.7 million at December 31,2008.

During the fiscal quarter ended March 31, 2009, our net operating loss was approximately $4.3 million. On March 12, 2009, we entered into an agreement with Triple Ring, whereby Triple Ring agreed to make available to us a revolving line of credit in the aggregate amount of $1,500,000 at a 2% annual interest rate. Triple Ring initially extended us $175,000 under the credit line and will continue to extend us credit in the form of forbearance of partial payments due to them under the Professional Services Agreement. While this agreement to forbear a portion of our payments reduces our estimated capital requirements, we do not have sufficient capital to continue operations at the same level as the first quarter in the second quarter. Accordingly, we believe we need additional funds to meet our anticipated cash needs for working capital and capital expenditures for the next ninety days. Because we have never generated revenue and do not expect to do so until 2010, we will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling our assets.

Because we have never generated revenue, and do not expect to generate revenue until 2010, we may seek to sell additional equity or debt securities or obtain additional credit facilities to raise sufficient funds to meet our working capital and capital expenditure requirements. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of convertible debt securities, these securities could have rights senior to those associated with our common and preferred stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to discontinue operations which would have a material adverse effect on our business, financial condition and results of operations. There can be no assurances that these actions, if taken, would result in cash flows sufficient to meet our ongoing operating needs. We may also need to seek protection under the U.S. Bankruptcy Code or otherwise liquidate our assets, which may result in the failure of our stockholders to receive value for their ownership of our stock.

Our dependence on additional funds to continue our operations and the uncertainty of our ability to raise such funds, as described above, raise a substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Previously Reported Material Weakness Identified During the Year Ended December 31, 2008

We restated our consolidated financial statements for the quarter ended March 31, 2008 in order to properly reflect debt extinguishment and debt conversion expenses and the cost of warrants issued for debt conversion and non employee services. Additionally, during preparation of the financial statements for the third quarter of fiscal 2008, we discovered that the method used to present cash flows and noncash financing activities did not conform to SFAS 95. As a result, certain reclassifications were made in the preparation of the statement of cash flows for the period from inception (June 7, 2005) to September 30, 2008 and such reclassifications affected previously reported cash flow information.

Prior Year Plan for Remediation of Material Weaknesses

To address the material weaknesses in our internal control over financial reporting identified above, management designed a remediation plan which would supplement the existing controls of the Company. The remediation plan addressed the following corrective actions:

•	implementation of additional controls over the preparation and review of key spreadsheets;

•	implementation of automated general ledger reports to replace existing key spreadsheets where possible;

•	implementation of additional review procedures; and

•	enhancement of the current capabilities of the finance function.

During the course of 2008, management was not able to implement the remediation plan due to additional demands placed upon the finance department as a result of the Company filing its registration statement and the finance function being inadequately staffed to allow for successful remediation. In December 2008, the Company enhanced the current resources of the finance function by adding a new Chief Financial Officer and an additional staff member.

Current Year Plan for Remediation of Material Weaknesses

The Company intends to implement the remediation plan developed during fiscal 2008 and has plans to evaluate the need for additional resources in fiscal 2009. However, because of inherent limitations in the Company’s financial resources, our disclosure controls and procedures may not prevent or detect misstatements or material omissions. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls

No change has occurred in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the 1934 Act) during the first quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. As discussed above, management has designed a plan for remediation and intends to implement changes in our internal control over financial reporting to remediate the material weaknesses identified above.

PART II — Other Information

Item 1.	Legal Proceedings

We are not currently engaged in legal proceedings that require disclosure under this Item.

Item 1A.	Risk Factors

A description of the risk factors associated with our business is included under “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and is incorporated herein by reference. Other than the item discussed below, there have been no material changes in our risk factors since such filing.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008, were prepared under the assumption that we will continue to operate as a going concern. The report of our independent public accounting firm on our financial statements for the year ended December 31, 2008 includes a paragraph discussing conditions that raise a substantial doubt about our ability to continue as a going concern. We incurred losses of $15.2 million for the 2008 fiscal year and $1.9 million for the 2007 fiscal year. At December 31, 2008, our cash and equivalents were approximately $5.7 million.

During the first quarter ended March 31, 2009, our net loss was $4.3 million, and at March 31, 2009, our cash and equivalents were $1.2 million. We do not have sufficient capital to continue operations at the same level as the first quarter in the second quarter. Accordingly, we believe we need additional funds to meet our anticipated cash needs for working capital and capital expenditures for the next ninety days. Because we have never generated revenue and do not expect to do so until 2010, we will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling our assets.

These funds, if available, may be from one or more public or private stock offerings, borrowings under bank or lease lines of credit, or other sources. This additional financing may not be available on a timely basis on terms acceptable to us, or at all. Our ability to obtain such financing may be impaired by the current economic conditions and the lack of liquidity in the credit markets. Such financing, if available, may also be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of money we will need will depend on many factors, including:

•	revenues, if any, generated by future sales of our system and any of our future products;

•	expenses we incur in developing and selling our system;

•	the commercial success of our research and development efforts; and

•	the emergence of competing technological developments.

If we are unable to secure additional funding, we may have to discontinue operations; delay development or commercialization of our system; license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize; reduce marketing, customer support, or other resources devoted to our system: or any combination of these activities. Any of these results would materially harm our business, financial condition, and results of operations, and there can be no assurance that any of these results will result in cash flows that will be sufficient to fund our current or future operating needs. We may also need to seek protection under the U.S. Bankruptcy Code or otherwise liquidate our assets, which may result in the failure of our stockholders to receive value for their ownership of our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

2.1	Agreement and Plan of Merger, dated December 26, 2007, by and among Vision Acquisition I, Inc., NovaRay, Inc. and Vision Acquisition Subsidiary, Inc.(1)

3.1	Complete Copy of Certificate of Incorporation, as amended.(2)

3.2	Bylaws.(3)

3.3	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of NovaRay Medical, Inc.(4)

10.1*	Executive Employment Agreement by and between NovaRay, Inc. and Jack Price dated December 19, 2007.(1)

10.2*	Executive Employment Agreement by and between NovaRay, Inc. and Marc Whyte dated December 19, 2007.(1)

10.3*	Executive Employment Agreement by and between NovaRay, Inc. and Edward Solomon dated December 19, 2007.(1)

10.4*	Consulting Agreement by and between NovaRay, Inc. and Fountainhead Capital Partners Limited, as amended by Amendment No. 1 to Consulting Agreement.(1)

10.5* **	Professional Services Agreement by and between NovaRay, Inc. and Triple Ring Technologies, Inc., dated December 19, 2007.(1)

10.6	Agreement by and between NovaRay, Inc. and Rodman & Renshaw LLC, dated November 21, 2007.(1)

10.7*	Consulting Agreement by and between NovaRay, Inc. and Heartstream Corporate Finance B.V., dated December 19, 2007.(1)

10.8	Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated December 27, 2007, by and among NovaRay Medical, Inc. and the purchasers identified therein.(1)

10.9	Series J Warrant to Purchase Shares of Series A Convertible Preferred Stock of NovaRay Medical, Inc.(1)

10.10	Series J-A Warrant to Purchase Shares of Common Stock of NovaRay Medical, Inc.(1)

10.11	Form of Series A Warrant to Purchase Shares of Common Stock of NovaRay Medical, Inc.(1)

10.12	Registration Rights Agreement dated December 27, 2007, by and among NovaRay Medical, Inc. and the purchasers identified therein.(1)

10.13	Lock-Up Agreement dated December 27, 2007, by and among NovaRay Medical, Inc. and the Stockholders (as defined therein).(1)

10.14	AIG Lock-Up Agreement dated December 27, 2007, by and among NovaRay Medical, Inc. and the AIG Stockholders (as defined therein).(1)

10.15**	Agreement by and between NovaRay, Inc. and NRCT LLC dated October 23, 2006.(1)

10.16	Amendment No. 2 to Agreement by and among NovaRay, Inc. and the AIG Parties (as defined therein) dated December 20, 2007.(1)

10.17	Conversion Agreement by and between NovaRay, Inc. and Lynda Wijcik dated December 20, 2007.(1)

10.18	Conversion Agreement by and between NovaRay, Inc. and Wheatley MedTech Partners, L.P. dated December 20, 2007.(1)

10.19	Conversion Agreement by and between NovaRay, Inc. and Lloyd Investments, L.P. dated December 20, 2007.(1)

10.20	Conversion Agreement by and between NovaRay, Inc. and Heartstream Capital B.V. dated December 20, 2007.(1)

10.21	Conversion Agreement by and between NovaRay, Inc. and BioBridge LLC dated December 20, 2007.(1)

10.22	Conversion Agreement by and between NovaRay, Inc. and Arie Jacob Manintveld dated December 20, 2007.(1)

10.23	Lease Agreement by and between NovaRay, Inc. and Harbor Investment Partners dated July 1, 2005, as amended by First Amendment to Lease.(1)

10.24	Office Lease by and between NovaRay, Inc. and BRCP Stevenson Point, LLC dated March 13, 2008.(5)

10.25	Amendment to Series J Warrant To Purchase Shares of Series A Convertible Preferred Stock Number W-J-07-1, dated August 29, 2008, by and between Vision Opportunity Master Fund, Ltd. and NovaRay Medical, Inc.(6)

10.26	Amendment To Series J-A Warrant To Purchase Shares of Common Stock Number W-JA-07-1, dated August 29, 2008, by and between Vision Opportunity Master Fund, Ltd. and NovaRay Medical, Inc.(7)

10.27	Letter Agreement, dated August 29, 2008, by and between NovaRay Medical, Inc. and Vision Opportunity Master Fund, Ltd.(8)

10.28*	Executive Employment Agreement by and between NovaRay Medical, Inc. and William Frederick dated as of November 18, 2008.(9)

10.29*	Consulting Agreement by and between NovaRay Medical, Inc. and Jack Price dated as of February 19, 2009.(10)

10.30*	Credit and Security Agreement by and between NovaRay Medical, Inc. and Triple Ring Technologies, Inc. dated as of March 12, 2009.(11)

10.31*	Amendment to Professional Services Agreement and Statement of Work by and between NovaRay Medical, Inc. and Triple Ring Technologies, Inc. entered into as of March 12, 2009.(12)

10.32*	Assignment and Assumption of Lease Agreement by and between NovaRay Medical, Inc. and Triple Ring Technologies, Inc. dated as of March 12, 2009.(13)

10.33*	Sublease Agreement by and between NovaRay Medical, Inc. and Triple Ring Technologies, Inc. dated as of March 12, 2009.(14)

16.1	Letter dated February 13, 2008, from Gruber & Company, LLC.(15)

16.2	Letter dated February 13, 2008, from Paritz & Company, P.A.(15)

16.3	Letter dated September 24, 2008 from Paritz and Company, P.A.(16)

21.1	Subsidiaries of the Company.(1)

31.1	Certification of Marc C. Whyte, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of William Frederick, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Marc C. Whyte, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William Frederick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same-numbered exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008.

(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-SB (No. 000-52731) filed with the SEC on July 20, 2007.

(4)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2008.

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2008.

(7)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2008.

(8)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2008.

(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2008.

(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2009.

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2009.

(12)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2009.

(13)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2009.

(14)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2009.

(15)	Incorporated by reference to the identically numbered exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2008.

(16)	Incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2008.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment has been requested for portions of this agreement. These portions have been omitted from the exhibit and submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2009.

NOVARAY MEDICAL, INC.

By:	/s/ Marc C. Whyte
Marc C. Whyte
President and Chief Executive Officer

By:	/s/ William Frederick
William Frederick
Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification of Marc C. Whyte, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of William Frederick, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Marc C. Whyte, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William Frederick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.