Form 10-Q
period 2009-06-30
NovaRay Medical, Inc.
filed 2009-08-12
CIK 1383529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 31, 2009 there were 9,767,853 shares of common stock, par value $.0001 per share, outstanding.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

Form 10-Q for the Quarter Ended June 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVARAY MEDICAL, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$158	$5,691
Receivables from Triple Ring	—	42
Other receivables	12	—
Security deposit with Triple Ring	500	500
Inventory	132	132
Prepaid expenses to Triple Ring	135	141
Prepaid expenses and other current assets	141	62

Total current assets	1,078	6,568
Property and equipment, net	957	1,059
Restricted cash	—	135

Total assets	$2,035	$7,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable to Triple Ring	$696	$2,109
Accounts payable trade	21	172
Accrued liabilities to Triple Ring	14	508
Accrued liabilities	315	287
Deferred rent - short term portion	116	112
Notes payable to Triple Ring	1,462	—
Notes payable	95	95

Total current liabilities	2,719	3,283
Deferred rent-less short-term portion	404	463
Warrant liabilities	4,403	—

Total liabilities	7,526	3,746

Commitments and Contingencies (Note 4)
Stockholders’ (deficit) equity:
Series A convertible preferred stock, $0.0001 par value
Authorized shares - 10,000,000; issued and outstanding shares - 8,692,208 at June 30, 2009 and December 31, 2008 (no liquidation preference)	1	1
Common stock, $0.0001 par value
Authorized shares - 100,000,000; issued and outstanding shares - 9,767,853 at June 30, 2009 and December 31, 2008	1	1
Additional paid-in capital	21,200	24,898
Deficit accumulated during the development stage	(26,689)	(20,880)
Less: treasury stock, at cost, 1,239,000 shares at June 30, 2009 and December 31, 2008	(4)	(4)

Total stockholders’ (deficit) equity	(5,491)	4,016

Total liabilities and stockholders’ (deficit) equity	$2,035	$7,762

The accompanying notes are an integral part of these condensed financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception (June 7, 2005) to to June 30, 2009
	2009	2008	2009	2008
Operating expenses:
Sales and marketing	$50	$108	$202	$183	$622
Research and development (Note 7)	(627)	3,008	2,681	4,284	14,891
General and administrative	631	790	1,687	1,488	9,382

Total operating expenses	54	3,906	4,570	5,955	24,895

Loss from operations	(54)	(3,906)	(4,570)	(5,955)	(24,895)
Other income (expense):
Interest income	1	13	5	32	82
Other income	—	—	—	—	282
Net loss on change in fair value of warrant liabilities	(387)	—	(144)	—	(144)
Interest expense	(9)	(3)	(12)	(6)	(926)

Total other income (expense)	(395)	10	(151)	26	(706)

Net loss	$(449)	$(3,896)	$(4,721)	$(5,929)	$(25,601)
Deemed dividend	—	—	—	—	(2,178)

Net loss allocable to common stockholders	$(449)	$(3,896)	$(4,721)	$(5,929)	$(27,779)

Basic and diluted loss per share allocable to common stockholders	$(0.05)	$(0.42)	$(0.50)	$(0.63)	$(4.15)
Weighted average shares used to compute basic and diluted loss per share allocable to common stockholders	9,527	9,366	9,507	9,346	6,687

The accompanying notes are an integral part of these condensed financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,		From Inception (June 7, 2005) to June 30, 2009
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(4,721)	$(5,929)	$(25,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124	9	198
Stock-based compensation expense	495	—	495
Non-cash research and development expenses associated with performance based warrant	(1,124)	444	—
Net loss on change in fair value of warrant liabilities	144	—	144
Gain on extinguishment of debt	—	—	(452)
Loss on conversion of preferred debt	—	—	252
Beneficial conversion of convertible debt	—	—	264
Write-down of purchased intellectual property	—	—	2,016
Interest expense capitalized as long term debt	—	—	255
Interest expense converted to preferred stock	—	—	273
Changes in operating assets and liabilities:
Receivables from Triple Ring	42	(1)	—
Other receivables	(12)	(380)	(12)
Inventory	—	—	(131)
Prepaid expenses to Triple Ring	5	(185)	(136)
Prepaid expenses and other current assets	40	(135)	(23)
Accounts payable to Triple Ring	48	1,805	2,157
Accounts payable trade	(151)	74	21
Accrued liabilities to Triple Ring	(494)	23	14
Accrued liabilities	131	19	418
Deferred rent	(55)	—	520

Net cash used in operating activities	(5,528)	(4,256)	(19,328)

Cash Flows From Investing Activities:
Property and equipment	(21)	(72)	(1,154)
Restricted cash	135	(135)	—
Security deposit with Triple Ring	—	(500)	(500)

Net cash provided by (used in) investing activities	114	(707)	(1,654)

Cash Flows From Financing Activities:
Proceeds from subscriptions receivable	—	—	100
Proceeds from issuance of short term debt	—	—	2,044
Proceeds from sale of common stock	—	—	154
Proceeds from sale of Series A convertible preferred stock	—	—	20,430
Repayment of notes payable	—	(30)	(30)
Payment on extinguishment of debt	—	—	(10)
Issuance costs incurred in sale of Series A convertible preferred stock	—	—	(1,425)
Issuance costs incurred in issuance of convertible debt	(119)	—	(119)
Purchase of treasury stock	—	—	(4)

Net cash provided by (used in) financing activities	(119)	(30)	21,140

Net (decrease) increase in cash and cash equivalents	(5,533)	(4,993)	158
Cash and cash equivalents — beginning of period	5,691	9,234	—

Cash and cash equivalents — end of period	$158	$4,241	$158

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$27
Cash paid for taxes	$—	$—	$39
Supplemental disclosures of non-cash financing activities:
Accounts payable to Triple Ring exchanged for notes payable to Triple Ring	$1,462	$—	$1,462
Modification of Series J and Series J-A stock warrants	$—	$—	$2,178
Common stock issued as offering costs	$—	$—	$1,683
Warrants issued in connection with financing	$—	$—	$3,768
Convertible preferred stock issued in exchange for cancellation of debt	$—	$—	$4,001
Long term debt assumed at inception in connection with intellectual property	$—	$—	$2,016
Interest expense capitalized as long term debt	$—	$—	$255
Interest expense converted to preferred stock	$—	$—	$273

The accompanying notes are an integral part of these condensed financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

NovaRay Medical, Inc. (the “Company”, “NovaRay”, “we”, or “our”), a Delaware corporation, is a development stage medical imaging company focused on developing unique innovations in proprietary digital cardiac x-ray technology. NovaRay’s initial clinical offering, the ScanCath™ cardiac catheterization system, is expected to offer advanced imaging capabilities, coupled with reductions in radiation exposure to patients, operators, and staff. We have 23 issued U.S. patents with claims as to our system and its underlying technologies.

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

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The condensed balance sheet at December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP; however, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the audited Financial Statements and the notes thereto for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2009.

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

We require additional funds to continue operations. As reflected in the accompanying financial statements, the Company is in the development stage, has a net loss since inception of $25.6 million and has used cash in operations of $19.3 million since inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

During the first six months ended June 30, 2009, our net loss was $4.7 million, and at June 30, 2009, our cash and equivalents were $158,000. On July 2, 2009, we entered into a Note and Warrant Purchase Agreement, pursuant to which we raised $2.8 million. After paying off the credit line with Triple Ring and paying transaction fees, we received net proceeds for working capital of $1.2 million (See Note 8. Subsequent events). Even though we raised this capital we believe we will need additional funds to meet our anticipated cash needs for working capital and capital expenditures for the next six months. Because we have never generated revenue and do not expect to do so until 2010 or later, we will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling our assets.

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

Reclassifications

Certain amounts reported in the accompanying condensed financial statements for 2008 and inception to date information have been reclassified to conform to the 2009 presentation. Such reclassifications had no material effect on previously reported results of operations, total assets or the deficit accumulated during the development stage.

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

Inventory

Inventory is valued at the lower of cost or market. The Company periodically reviews its inventory for obsolete items and provides a reserve upon identification of potential obsolete items. Through the three and six month periods ended June 30, 2009, there have been no obsolete items identified.

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

Property and equipment consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Computer and office equipment	$15	$13
Machinery and equipment	105	91
Furniture and fixtures	200	200
Leasehold improvements	835	829

	1,155	1,133
Less: accumulated depreciation and amortization	(198)	(74)

Property and equipment, net	$957	$1,059

Depreciation and amortization expense related to property and equipment for the three and six month periods ended June 30, 2009 was $62,000 and $124,000, respectively. Depreciation and amortization expense related to property and equipment for the three and six month periods ended June 30, 2008 was $5,000 and $9,000, respectively.

Impairment of Long-Lived Assets

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“SFAS 144”) the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. Through June 30, 2009, there have been no such impairment losses.

Restricted Cash

Restricted cash at December 31, 2008 reflected a security deposit for the landlord of our headquarters’ facility in the form of an irrevocable standby letter of credit with our bank. On March 12, 2009, the Company and Triple Ring entered into an Assignment and Assumption of Lease Agreement under which the Company assigned its interest in the headquarters’ office lease and Triple Ring assumed the Company’s obligations under the lease. During April 2009, Triple Ring replaced the letter of credit that the Company had with the landlord and the landlord released the letter of credit from the Company. The restriction on the Company’s cash associated with this letter of credit was subsequently removed.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic and Diluted:
Net loss allocable to common stockholders	$(449)	$(3,896)	$(4,721)	$(5,929)
Basic and diluted loss per share allocable to common stockholders	$(0.05)	$(0.42)	$(0.50)	$(0.63)
Weighted average shares used to compute basic and diluted loss per share allocable to common stockholders.	9,527	9,366	9,507	9,346

Outstanding common stock equivalents that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive totaled 14,303,167 and 10,676,539 for the three and six month periods ended June 30, 2009, respectively. Outstanding common stock equivalents that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive totaled 14,323,155 and 10,696,637 for the three and six month periods ended June 30, 2008, respectively.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. The Company will update its disclosures to conform to the Codification in its Form 10-Q for the third quarter of 2009.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of SFAS 167 is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends the de-recognition accounting and disclosure guidance relating to SFAS 140. SFAS 166 eliminates the exemption from consolidation for qualifying special-purpose entities, it also requires a transferor to evaluate all existing qualifying special-purpose entities to determine whether it must be consolidated in accordance with SFAS 167. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The adoption of SFAS 166 is not expected to have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements.

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

As a result of adopting EITF 07-5, 4,770,060 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants impacted are the Series A, Amended Series J-A and Series J-A additional shares (See Note 5. Stockholders’ (deficit) equity). Upon adoption, we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, as a cumulative effect adjustment, we reduced additional paid-in capital by $3.2 million, increased beginning accumulated deficit by $1.1 million and recorded $4.3 million to a long-term warrant liability to recognize the fair value of such warrants on the date of adoption. The fair value of these common stock purchase warrants declined to approximately $4 million as of March 31, 2009 and increased to approximately $4.4 million as of June 30, 2009. We recognized a $387,000 and $144,000 net loss on change in fair value of warrant liabilities for the three and six month periods ended June 30, 2009, respectively.

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

	June 30, 2009	January 1, 2009
Risk-free interest rate	2.09%	1.28% – 1.55%
Dividend yield	—	—
Expected life (years)	3.5 – 4.3	4.0 – 4.8
Expected volatility	62.42%	57.99%

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

	Level 1	Level 2	Level 3	June 30, 2009
Fair value of warrants	$—	$—	$4,403	$4,403

We have no assets that are measured at fair value on a recurring basis.

3. Notes payable

The Company received certain assets subject to a security interest securing obligations under a series of promissory notes issued to stockholders and financial institutions in connection with the initial organization of NovaRay, Inc., in the aggregate amount of $728,000 for the purpose of developing intellectual property that will be utilized in the Company’s planned product. These notes bear interest at rates ranging from 9% to 12% annually, are secured by the assigned assets, and are payable upon demand of the holders. In October 2007, most of these notes were converted into NovaRay, Inc.’s Series A Convertible Preferred Stock. As of June 30, 2009, the aggregate principal balance due under two remaining promissory notes was $95,000, and the interest rate of such notes is 12% per annum.

In March 2009, the Company and Triple Ring entered into a Credit and Security Agreement. Under the Credit and Security Agreement, Triple Ring agreed to make available to the Company, on a revolving basis, a line of credit in an amount of up to $1.5 million (the “Credit Line”) with an annual interest rate of 2%. The Credit Line consisted of Triple Ring’s forbearance of partial payments due by the Company under the Professional Services Agreement, as amended (the “Services Agreement”) between the Company and Triple Ring. After an initial credit extension of $175,000, each monthly forbearance of certain payments due under the Services Agreement resulted in an extension of credit, which in the aggregate comprised the Credit Line. The Credit Line was secured by all of the Company’s assets on a first priority security interest. The termination date of the credit extension under the Credit and Security Agreement was the earliest to occur of: (a) December 15, 2009, (b) termination of the Services Agreement, or (c) receipt of gross proceeds from equity or debt or other financing obtained by NovaRay of at least $5 million in the aggregate. As of June 30, 2009, the principal balance due under the Credit Line was $1.5 million. The Credit Line was paid off on July 2, 2009, and the security interest held by Triple Ring was terminated (See Note 8. Subsequent events).

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

Indemnification

As permitted under Delaware law, the Company has agreements whereby the Company has indemnified our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009 and December 31, 2008.

The Company enters into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners or customers. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009.

5. Stockholders’ (deficit) equity

The Company has authorized capital of 110,000,000 shares, of which 100,000,000 are designated as common stock, par value $0.0001 per share (the “Common Stock”), and 10,000,000 are designated as preferred stock, par value $0.0001 per share (the “Preferred Stock”). As of June 30, 2009, all shares of Preferred Stock were designated as Series A Convertible Preferred Stock which are convertible at the current rate of one share for one share of our Common Stock. As of June 30, 2009, the Company had outstanding 9,767,853 shares of Common Stock and 8,692,208 shares of Preferred Stock. Additionally, there are outstanding warrants to purchase an aggregate of up to 6,702,060 shares of our Common Stock as of June 30, 2009.

On July 1, 2009, the Company reduced the authorized number of shares of Series A Convertible Preferred Stock by amending the certificate of designation defining its rights. The Company subsequently filed a certificate of designation to authorize the creation of a new class of Series A-1 Convertible Preferred Stock with 870,000 authorized shares (See Note 8. Subsequent events).

Common Stock

The holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors subject to the prior rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of June 30, 2009 and December 31, 2008, although the Company has recorded non-cash expense for deemed dividends.

In October 2006, the Company entered into a restricted stock purchase agreement for the 642,000 shares of common stock (See Note 7. Related party transactions).

Series A Convertible Preferred Stock

In December 2007, September 2008 and October 2008, the Company completed the private placements of 4,946,888 shares, 1,872,660 shares and 1,872,660 shares, respectively, of Series A Convertible Preferred Stock. Subject to conversion restriction which restricts the preferred stockholder and its affiliates from beneficially owning more than 4.99% of the then issued and outstanding shares of Common Stock unless a 61-day waiver notice had been provided, the Series A Convertible Preferred Stock is convertible into Common Stock at the option of the preferred stockholder. Upon our issuance of certain shares of Common Stock at prices less than $2.67 per share, subject to certain exclusions, the conversion rate of the Series A Convertible Preferred Stock is subject to upward adjustment on the basis of a broadly based weighted average so as to cause a share of outstanding Series A Convertible Preferred Stock to be potentially convertible into more than one share of Common Stock.

In the event of a liquidation, dissolution or winding up of the Company, the conversion rights shall terminate at the close of business on the last full day preceding the date fixed for the payment of any such amounts distributable on such event to the holders of our Series A Convertible Preferred Stock.

The Series A Convertible Preferred Stock has no liquidation preference, is convertible one-to-one to Common Stock subject to certain adjustments, has no redemption features, has dividend rights on a pari passu basis with the Common Stock and is non-voting. No dividends have been declared to date on the Common Stock or the Series A Convertible Preferred Stock, although the Company has recorded non-cash expense for deemed dividends.

Warrants

At June 30, 2009, warrants consisted of the following:

	June 30, 2009
Warrant Group	Number of Warrants	Exercise Price
Series A	1,648,960	$4.25
Amended Series J-A	1,248,440	$4.25
Series J-A additional shares	1,872,660	$5.00
Consultant	600,000	$4.25
Triple Ring (1)	1,332,000	N/A

	6,702,060

(1)	The Company believes that these warrants will expire prior to being exercised since acceptance of certain Triple Ring deliverables by the Company will likely occur after February 28, 2010. (See Note 7. Related party transactions.)

All of the warrants outstanding at June 30, 2009 are for the purchase of our Common Stock. As further discussed in Note 1. Summary of Significant Accounting Policies, 4,770,060 of the above Series A, Amended Series J-A and Series J-A additional share warrants were reclassified from equity to warrant liabilities on January 1, 2009 as a result of the adoption of EITF 07-5, and subsequent changes in fair value of these warrant liabilities have been reflected in operations.

On December 27, 2007, pursuant to the Series A Convertible Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), by and among the Company, Vision Opportunity Master Fund Ltd. (“Vision”), Lynda Wijcik, Commerce and Industry Insurance Company, AIU Insurance Company, AIG Private Equity Portfolio, L.P., AIG Horizon Partners Fund L.P., AIG Horizon Side-by-Side Fund L.P., Wheatley MedTech Partners, L.P., Lloyd Investments, L.P., Heartstream Capital B.V., BioBridge LLC, and Arie Jacob Manintveld (each a “Purchaser” and collectively the “Purchasers”), the Company issued (i) Series A Warrants to the Purchasers to purchase 1,648,960 shares of Common Stock at an exercise price of $4.25 per share, (ii) a Series J Warrant to Vision to purchase 2,309,469 shares of Series A Convertible Preferred Stock at an exercise price of $4.33 per share, and (iii) a Series J-A Warrant to Vision to purchase up to 769,823 shares of Common Stock at an exercise price of $6.91 per share.

On August 29, 2008, the Company entered into an amendment with Vision of the Series J Warrant to: (i) increase the number of shares exercisable from 2,309,469 to 3,745,320; (ii) decrease the initial exercise price from $4.33 to $2.67 per share and (iii) amend the term such that 1,872,660 shares exercisable would expire at 11:59 p.m., eastern time, on September 8, 2008 and the remaining 1,872,660 shares exercisable would expire at 11:59 p.m., Eastern time, on November 1, 2008.

On August 29, 2008, the Company also entered into an amendment with Vision of the Series J-A Warrant to: (i) increase the maximum number of shares exercisable from 769,823 to 1,248,440; (ii) decrease the initial exercise price from $6.91 to $4.25 per share; (iii) issue an additional warrant for up to 936,330 shares at an initial exercise price of $5.00 and a term of five years until September 8, 2013 subject to both the exercise of the Series J Warrant as amended for 1,872,660 shares and receipt by the Company of proceeds of at least $5 million on or prior to September 8, 2008 and (iv) issue an additional warrant for up to 936,330 shares at an initial exercise price of $5.00 and a term of five years until November 1, 2013 subject to both the cumulative exercise of the Series J Warrant as amended for 3,745,320 shares and receipt by the Company of cumulative proceeds of at least $10 million on or prior to November 1, 2008.

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

Consultant Warrants

On December 20, 2007, pursuant to a Consulting Agreement with Fountainhead Capital Partners Limited, dated October 2, 2007, the Company issued a warrant to purchase 600,000 shares of Common Stock at a price of $4.25 per share exercisable in whole or in part over a period of five years from issuance in exchange for their consulting services. The warrant value charged against additional paid in capital as closing costs in 2007 was $378,000 utilizing the Black-Scholes Model with an exercise price of $4.25 per share, expected term of 5 years and a risk free rate of 3.63%.

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

In the event the acceptance by NovaRay of the deliverables does not occur by February 28, 2010, the warrant shall terminate and not be exercisable. As required by EITF 96-18, the warrant has been expensed as research and development costs on a monthly basis. Under Issue 4 of EITF 96-18, transactions where quantity of any of the terms are not known up front and involve counter party performance conditions which are outside the control of the counterparty and result in a range of aggregate fair values for the warrants depending on the delivery date are to be recorded at the lowest aggregate amount and adjusted for changes in aggregate fair value at interim reporting dates. However, if the performance conditions are within the control of the counterparty, the measurement date is based upon the probability that the counterparty will perform.

Based on the Company’s financial position as of June 30, 2009, it does not believe it can provide the funding necessary to allow Triple Ring to meet a delivery date prior to February 28, 2010. However, as a result of the related party relationship between the two companies, the delivery date is considered within the control of Triple Ring. Accordingly, the Company believes that the most probable acceptance date under the Professional Services Agreement will be after February 28, 2010, and the warrant is expected to terminate and not be exercisable. The Company anticipates it will discuss a new or amended warrant with Triple Ring for a revised delivery date and deliverables, but the specific terms of the warrant cannot be determined at this time, and there is no guarantee that discussions will result in a new or amended warrant. As a result, during the second quarter ended June 30, 2009, the Company reversed $1.3 million of warrant costs for Triple Ring services previously recorded as research and development expense.

Treasury Stock

In October 2006, NovaRay purchased 1,239,000 shares of Common Stock from one of its investors at the original issue price of $0.003 per share.

Stock Option Plan

In November 2008, the stockholders approved and ratified the 2008 Stock Incentive Plan (“2008 Plan”). The 2008 Plan provides for the grant of stock options, restricted stock, restricted stock units, dividend equivalent rights and stock appreciation rights (collectively referred to as “awards”). A total of 3,750,000 shares of Common Stock are reserved for issuance under the 2008 Plan and the number of shares of Common Stock available will be subject to adjustment in the event of a stock split, stock or other extraordinary dividend, or other similar change in the Common Stock or our capital structure.

The Company’s initial grant of stock options to employee and board members was during the three months ended March 31, 2009. The estimated fair value of the stock options granted as of June 30, 2009, was $1.3 million, calculated at the date of the grants using the Black-Scholes option pricing model, using a fair value of Common Stock of $2.66 - $2.67 per share. The fair value of the Common Stock was determined by the Company’s Board of Directors on the date of grants.

The following weighted-average assumptions were used to value options granted during the three and six month periods ended June 30, 2009:

	Three months ended June 30, 2009	Six months ended June 30, 2009
Risk-free interest rate	1.96%	1.73% - 1.99%
Dividend yield	—	—
Expected life (years)	5.0	5.0 - 6.25
Expected volatility	57.22%	57.22 - 57.48%

During the three months ended June 30, 2009, the Company granted no stock options to employees and 76,951 stock options to board members and recognized $144,000 of stock-based compensation expense for options granted. During the six months ended June 30, 2009, the Company granted 262,000 stock options to employees and 661,843 stock options to board members and recognized $495,000 of stock-based compensation expense for options granted. The Company had no stock-based compensation expense during the three or six month periods ended June 30, 2008 as no options were granted during fiscal 2008. No options have been exercised as of June 30, 2009.

6. Income taxes

The Company has not incurred any income tax liabilities during the periods ended June 30, 2009 and 2008, except for state and local franchise taxes recorded as sales, general and administrative expenses. Accordingly, the Company has no provision for income taxes during the periods ended June 30, 2009 and 2008.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”), and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The Company has evaluated its tax positions for the periods ended June 30, 2009 and 2008 and determined that it has no uncertain tax positions requiring financial statement recognition.

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

Receivable from Triple Ring and headquarters’ lease

The Company previously sub-leased a portion of its headquarters facility to Triple Ring for 41.5% of the rent paid. Triple Ring was also the guarantor of the headquarters’ lease agreement. On March 12, 2009, the Company and Triple Ring entered into an Assignment and Assumption of Lease Agreement under which the Company assigned its interest in the headquarters’ office lease and Triple Ring assumed the Company’s obligations under the lease. Concurrently, the Company and Triple Ring entered into a Sublease Agreement whereby the Company would sublease 58.5% of the premises under the Lease. The Company remains jointly and severably liable for all obligations under the lease. As of June 30, 2009 and December 31, 2008, the Company had rents receivable from Triple Ring under the previous sublease agreement for $0 and $42,000, respectively.

Security deposit with Triple Ring

On January 10, 2008, the Company paid a deposit in the amount of $500,000 to Triple Ring for services and certain expenses to be rendered in accordance with the terms of the Professional Services Agreement and the amendment to the Professional Services Agreement. As of June 30, 2009 and December 31, 2008, the deposit amount to Triple Ring was $500,000.

Prepaid expenses to Triple Ring

The Company reimburses Triple Ring for pre-payments made to their vendors for services and supplies under the Professional Services Agreement. The pre-payments are applied to the cost of the services and supplies upon completion or delivery. As of June 30, 2009 and December 31, 2008, the Company’s prepaid expenses to Triple Ring were $135,000 and $141,000, respectively.

Accounts payable and accrued liabilities to Triple Ring

As of June 30, 2009 and December 31, 2008, the Company’s accounts payable and accrued liabilities balances to Triple Ring were as follows (in thousands):

	June 30, 2009	December 31, 2008
Accounts payable to Triple Ring	$696	$2,109
Accrued liabilities to Triple Ring	$14	$508

Accounts payable to Triple Ring are for services and supplies purchased under the Professional Services Agreement. Accrued liabilities to Triple Ring are for liabilities to Triple Ring for accrued services and supplies purchased under the Professional Services Agreement.

Notes payable to Triple Ring

In March 2009, the Company and Triple Ring entered into a Credit and Security Agreement. Under the Credit and Security Agreement, Triple Ring agreed to make available to the Company, on a revolving basis, a line of credit in an amount of up to $1.5 million with an annual interest rate of 2%. As of June 30, 2009, the principal balance due under the Credit Line was $1.5 million. The Credit Line was paid off on July 2, 2009 (See Note 8. Subsequent events).

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

In the event the acceptance by NovaRay of the deliverables does not occur by February 28, 2010, the warrant shall terminate and not be exercisable. The Company does not believe that the delivery will occur prior to February 28, 2010

The Company recorded research and development expense of approximately ($714,000) with Triple Ring during the second quarter of 2009 compared with $3 million during the second quarter of 2008. Included in these amounts is warrant expense for Triple Ring services of ($1.3 million) and $222,000 during the three months ended June 30, 2009 and 2008, respectively.

The Company recorded research and development expense of approximately $2.4 million with Triple Ring during the first six months of 2009 compared with $4.3 million during the first six months of 2008. Included in these amounts is warrant expense for Triple Ring services of ($1.1 million) and $444,000 during the six months ended June 30, 2009 and 2008, respectively.

Series A Warrants

On December 27, 2007, the Company issued Series A Warrants to purchase 1,648,960 shares of Common Stock at an exercise price of $4.25 per share pursuant to the Purchase Agreement. The following related parties are holders of Series A Warrants:

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

Restricted Stock Purchase Agreement

NovaRay is a party to a restricted stock purchase agreement dated October 23, 2006 (the “Purchase Agreement”), with Jack Price, whereby Mr. Price purchased 642,000 shares of Common Stock (the “Restricted Stock”) for a consideration of $0.06 per share. In accordance with the terms of the Purchase Agreement, 25% of the Restricted Stock vested on November 1, 2007, and the remaining balance vests in equal monthly instalments over three years so long as Mr. Price continues to provide services to NovaRay. The Purchase Agreement also includes terms for accelerated vesting upon a change of control or should Mr. Price no longer provide services to the Company in a consulting capacity or as a director. The purchase price and valuation of the restricted stock were based on market conditions, the value of the Company’s assets and its general financial position at the time of the restricted stock sale, and the price of recent sales of the Company’s securities. As of June 30, 2009 and December 31, 2008, the Restricted Stock was 65% and 52% vested, respectively.

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

Name	NovaRay Medical Affiliation	NRCT Ownership Interest
Lynda Wijcik (BioBridge LLC)	Chairman of the Board, Stockholder	34.07%
Wheatley MedTech Partners, LP	Director, Stockholder	21.28%
Marc C. Whyte	CEO, President, Director, Stockholder	9.43%
Edward Solomon	CTO, Director, Stockholder	9.43%
Joseph Heanue	Stockholder	7.07%
Lloyd Investments, L.P.	Stockholder	4.00%
Augustus Lowell	Stockholder	1.89%
Brian Wilfey	Stockholder	1.89%
Eugene Floyd	Stockholder	0.47%
Gerald Pretti	Stockholder	0.47%

As of June 30, 2009, no value has been attributed to this ownership interest because NRCT has substantially no assets or operations.

8. Subsequent events

Amendment to Articles of Incorporation

On July 1, 2009, the Company filed (i) a Certificate of Amendment of Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock to decrease the maximum number of shares of Series A Preferred Stock from 10,000,000 shares to 8,700,000 shares and (ii) a Certificate of Designation of the Relative Rights and Preferences of the Series A-1 Convertible Preferred Stock to create out of the shares of the Company’s preferred stock, a series of preferred stock of the Company, to be named “Series A-1 Convertible Preferred Stock,” consisting of 870,000 shares, which series shall have the designations, powers, preferences and rights and the qualifications, limitations and restrictions provided in such Certificate of Designation.

Financing

On July 2, 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Purchasers (as defined therein) to (i) issue and sell senior secured 12% convertible bridge notes (individually, a “Note” and collectively, the “Notes”) in the aggregate principal amount of up to $4,250,000 and (ii) issue warrants (the “Warrants”) to each Purchaser to purchase up to the greater of (a) the number of shares of the Company’s Common Stock equal to the initial principal amount of the Note of such Purchaser times 6/$11, rounded to the nearest whole share or (b) the number of shares of Company’s Common Stock equal to such initial principal amount divided by the price per share paid for the Qualified Financing Stock (as defined in the Note) at an exercise price equal to the Warrant Price (as defined in the Warrants) then in effect. Such warrants shall expire July 2, 2014. The initial closing under the Purchase Agreement took place on July 2, 2009. The Company granted to Vision Opportunity Master Fund, Ltd. (“Vision”) the right of first offer to purchase additional Notes and Warrants which the Company may propose to sell and issue from September 1, 2009 until October 31, 2009. Until the earlier of (i) such time that no outstanding principal balance remains under the Notes or (ii) two persons selected by Vision are appointed to the Company’s Board of Directors, the Company shall permit a representative of Vision to attend all meetings of its Board of Directors in a nonvoting observer capacity. Within ten days following receipt of a written request from Vision, the Company shall ensure that two persons selected by Vision be appointed to replace two seats on its Board of Directors. The Company shall enter into exchange agreements (the “Exchange Agreements”) with the holders of its Series A Preferred Stock and shall issue its Series A-1 Preferred Stock in exchange for its Series A Preferred Stock pursuant to such Exchange Agreements.

On July 2, 2009, the Company also issued Warrants and a Note to Vision in the principal amount of $2,750,000. Unless otherwise converted into shares of Qualified Financing Stock or exchanged for a warrant to purchase the Company’s Common Stock, the outstanding principal balance and all accrued interest shall be due and payable on December 31, 2009. The Note is secured by a security agreement in favor of the holder of the Note. The outstanding principal balance shall bear interest, at a rate per annum equal to 12%. Upon the occurrence of an Event of Default (as defined in the Note), the Company will pay interest, on demand, at a new rate of the lesser of 15% and the maximum applicable legal rate per annum. If an Event of Default shall have occurred and shall be continuing, the holder of the Note may at any time, declare the entire unpaid principal balance, together with all accrued interest, due and payable; provided, however, that upon the occurrence of an Event of Default described in Sections 2.1(d) or (e) of the Note, the outstanding principal balance and accrued interest shall be automatically due and payable. Effective as of the closing of a Qualified Financing, all outstanding principal and accrued interest shall automatically convert into the securities of the Company issued or issuable in the Qualified Financing by dividing (x) the outstanding principal balance and accrued interest by (y) a conversion price which shall be equal to the lesser of (i) 85% of the price of Qualified Financing Stock or (ii) the Conversion Price (as defined the Note).

On July 2, 2009, the Company also entered into a security agreement (the “Security Agreement”) with Vision Capital Advisors, LLC, in its capacity as the collateral agent (the “Collateral Agent”). The Company granted to the Collateral Agent, security interests in all of its right, title and interest in, to and under all personal property and other assets described in the Security Agreement (the “Collateral”). If any Event of Default (as defined in the Notes) shall have occurred and be continuing, the Collateral Agent may exercise all rights and remedies of a secured party. In any such event, the Collateral Agent may enter upon the premises of the Company through self-help, without judicial process, without first obtaining a final judgment or giving the Company or any other person notice and opportunity for a hearing on the secured parties’ claim or action and may collect, receive, assemble, process, appropriate and realize upon the Collateral, or any part thereof, and may forthwith sell, lease, license, assign, give an option or options to purchase, or sell or otherwise dispose of and deliver said Collateral (or contract to do so), or any part thereof, at any exchange at such prices as it may deem acceptable.

On July 2, 2009, the Company also entered into Exchange Agreements with Vision and Vision Capital Advantage Fund, L.P. to exchange 7,490,630 shares of the Company’s Series A Preferred Stock for 749,063 shares of the Company’s Series A-1 Preferred Stock and 9 shares of the Company’s Series A Preferred Stock for $24.03 in cash. To the extent any holder of the Company’s Series A Preferred Stock has any rights under the Series A Convertible Preferred Stock and Warrant Purchase Agreement dated as of December 27, 2007, such rights shall apply mutatis mutandis to the Company’s Series A-1 Preferred Stock.

On July 2, 2009, the Company also entered into (i) amendments with Vision to the Series A Warrant to Purchase Shares of Common Stock and to the Series J-A Warrant to Purchase Shares of Common Stock and (ii) amendments with Vision Capital Advantage Fund, L.P. to the Series A Warrant to Purchase Shares of Common Stock and to the Series J-A Warrant to Purchase Shares of Common Stock, in each case to amend the definition of “Additional Shares of Common Stock” and to decrease the initial exercise price to $2.67 per share.

In connection with these transactions, the Company paid off the remaining balance of its $1.5 million credit line with Triple Ring and Triple Ring terminated its secured interest in the Company’s assets.

Employment Agreements

As previously reported on our Form 8-K filed with the Securities and Exchange Commission on July 7, 2009, the Company entered into amendments to Executive Employment Agreements with Marc Whyte, William Frederick and Edward Solomon on July 2, 2009.

The amendments provide that until the receipt of gross proceeds from equity or debt or other financing obtained by Company of at least $5 million in the aggregate after July 7, 2009, 80% of the Base Salary (as defined therein) less applicable withholdings, shall be paid in accordance with the Company’s regularly established payroll practice. The remaining 20% of the Base Salary less applicable withholdings, shall be paid in the event of (i) a receipt of such gross proceeds, (ii) a termination of employment by the Company without Cause (as defined therein) or (iii) a termination of employment by Executive (as defined therein) for Good Reason (as defined therein). After the receipt of such gross proceeds, the Base Salary shall be paid in accordance with the Company’s regularly established payroll practice. In the event the Company receives aggregate gross proceeds not less than $3,000,000 after July 7, 2009 and prior to December 31, 2010 (excluding proceeds from funds managed by Vision Capital Advisors, LLC) from equity financings, incentive compensation will be initially based on a percentage of Base Salary (from 9% to 100%) listed in Table 1 therein. In the event the Company receives such gross proceeds from straight debt financings, such compensation will be initially based on a percentage of Base Salary listed in the $80 million pre-money valuation row in Table 1 therein (from 30% to 100%). In the event the Company receives such gross proceeds from convertible debt financings, such compensation will be initially based on a percentage of Base Salary listed in Table 1 therein taking into account the amount raised and the pre-money valuation assuming conversion of such convertible debt. Such incentive compensation may be payable in either (i) cash or (ii) a combination of cash and up to 60 to 70% of such incentive compensation in Incentive Stock Options issued pursuant to the Company’s 2008 Stock Incentive Plan in lieu of cash with the value of such options determined by the Black-Scholes Model used by the Company to value stock options in its audited financial statements. Provided that Company has not terminated employment for Cause and Executive has not terminated his employment other than for Good Reason, the Company shall grant Marc Whyte, William Frederick and Edward Solomon an option to purchase 425,000, 300,000 and 275,000 shares of the Common Stock of the Company, respectively, upon receipt of gross proceeds from equity or debt or other financing obtained by Company of at least $5 million in the aggregate after July 7, 2009. In the event of termination without Cause, Executive will receive the Standard Entitlements (as defined therein) plus the following: (a) twelve (12) months of Base Salary, payable in the form of salary continuation, and twelve (12) months of health care benefits and (b) the vesting of any stock options held at the time of such termination will accelerate as to the shares that would have vested as of the date twenty-four (24) months from the termination date.

Triple Ring Credit Line

On July 2, 2009, the $1.5 million balance outstanding to Triple Ring under the Credit and Security Agreement was paid off. The Company received a UCC termination statement from Triple Ring releasing the lien on all Company assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” or the negative thereof or comparable terminology, and may include (without limitation) information regarding our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management and include, without limitation, those statements regarding the features of our ScanCath™ cardiac catheterization system including advanced imaging capabilities and reductions in radiation exposure to patients, operators, and staff; our expectation that we will have revenue in 2010 or later; our expected operating costs; our ability to continue as a going concern; our ability to raise additional capital and implement our business plan; availability of additional financing; the effect on the Company’s financial position, result of operations, or cash flows of final judgments of pending claims, charges, and litigation, if any, against the Company; the ability of the Company to recover a portion of any future amounts paid under indemnification agreements; the expected acceptance date of the deliverables under the Professional Services Agreement; our expectations regarding Triple Ring’s ability to exercise its warrant; our anticipation that we will renegotiate the terms of the warrant; our expectations regarding our ability to provide funding under the Professional Services Agreement; our anticipation that licenses to NRCT will not competitive with NovaRay’s products; incurring manufacturing expenses in future years for personnel and equipment costs required for our product introduction and distribution; increased selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system; the success of early placements being critical to gathering strong customer references for future sales; our for need additional financial resources to meet our anticipated cash needs for working capital and capital expenditures for the next ninety days and our plans to evaluate the need for additional resources in fiscal 2009.

These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those factors described under “Risk Factors,” in our Form 10-K for the year ended December 31, 2008, and other filings we file with the Securities and Exchange Commission (the “SEC”), and those factors discussed under “Risk Factors” in this Quarterly Report on Form 10-Q. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations; competition; our ability to protect and market our intellectual property; the success of our cost-cutting measures; government regulations, requirements and approvals; pricing, development and manufacturing difficulties; our ability to make acquisitions and successfully integrate those acquisitions with our business; general industry and market conditions and growth rates; our ability to transition from a development stage company; our ability to market and distribute our products and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

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

Overview

NovaRay, Inc. was incorporated in June 2005. Shortly thereafter, the assets subject to security interests of underlying debt of NexRay were contributed to NovaRay, Inc. in connection with the foreclosure proceedings initiated by certain lenders of NexRay. Those lenders are our current investors. See Note 7. Related Party Transactions in the attached Financial Statements. We have incurred ongoing losses totalling approximately $25.6 million since the date of inception of NovaRay, Inc. through June 30, 2009. To date, substantially all of our expenditures have primarily been related to development of the ScanCath™ cardiac catheterization system and administrative costs. We expect to incur manufacturing expenses in future years for personnel and equipment costs required for our product introduction and distribution. We also expect to incur increased sales and marketing and general and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system.

We have achieved no revenues to date. Our goal is to begin commercial sales for our cardiac catheterization imaging system in 2010. We believe that the success of early placements will be critical to gathering strong customer references for future sales. Our efforts are subject to the risks inherent in the development of innovative products, including the risk that the product will be found to be ineffective, or that the product, if effective, will be difficult to manufacture on a large scale, or will be uneconomical to market. No assurance can be given that we will be able to produce our system in commercial quantities at acceptable costs or without delays, or that we will be able to market our system successfully. Any failure of our device to achieve acceptable market performance or the identification of technical deficiencies could lead to delays in the introduction and market acceptance of our product and could jeopardize the viability of our company. In addition, we will need to obtain additional regulatory approvals before our system can be sold in a number of significant international markets, and we may encounter delays in obtaining such approvals or other regulatory delays to the commercial productions of our system.

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

Common and Preferred Stock Warrants

The Company from time to time issues preferred and common stock warrants as compensation for services or goods from non-employees. Preferred and Common Stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Preferred and common stock warrants are valued using the Black-Scholes Model on the basis of the market price of the underlying common and preferred stock on the “valuation date.” We estimated the current stock price, which as a non-trading public company is not readily available. We valued the preferred stock using the last price at which a sale of Series A Convertible Preferred Stock was sold. With respect to our common stock we used a value consistent with the value of our Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has no liquidation preference, is convertible one-to-one to common, has no redemption features and is non-voting. Its features closely resemble that of our common stock. Volatility is estimated based on an average of six similar public companies. Expected term is the contract term, consistent with the guidance in the SEC Staff Accounting Bulletin (“SAB”) No. 107, (“SAB 107”). The dividend yield of 0% is based on the dividend trend for most development stage companies. Risk free rates are based on US Treasury Bill rates.

The warrant issued to Triple Ring will not be exercisable until the acceptance by NovaRay of the deliverables from Triple Ring in accordance with the terms of the Professional Services Agreement. In the event the acceptance by NovaRay of the deliverables does not occur by February 28, 2010, the warrant shall terminate and not be exercisable. The Company does not believe that the delivery will occur prior to February 28, 2010.

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

As a result of adopting EITF 07-5, 4,770,060 of our issued and outstanding Common Stock warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants impacted are the Series A, Amended Series J-A and Series J-A additional shares (See Note 5. Stockholders’ deficit). Upon adoption, we reclassified the fair value of the warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, as a cumulative effect adjustment, we reduced additional paid-in capital by $3.2 million, increased beginning accumulated deficit by $1.1 million and recorded $4.3 million to a long-term warrant liability to recognize the fair value of such warrants on the date of adoption. The fair value of the warrants declined to approximately $4 million as of March 31, 2009 and increased to approximately $4.4 million as of June 30, 2009. We recognized a $387,000 and $144,000 net loss on change in fair value of warrant liabilities for the three and six month periods ended June 30, 2009.

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

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company determined that it had no uncertain tax positions requiring financial statement recognition as of June 30, 2009 and has provided a 100% valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

Results of Operations

Sales and Marketing

Sales and marketing expenses consist primarily of payroll, payroll related expenses, third-party consulting expenses, corporate marketing costs and business development activities performed by Triple Ring for the Company. Sales and marketing costs decreased approximately $58,000 from $108,000 during the three months ended June, 30, 2008 to $50,000 during the three months ended June, 30, 2009. The decrease was primarily due to the reduction of one employee and elimination of third-party consultants, partially offset by increased activity with Triple Ring for business development activities. Sales and marketing costs increased approximately $19,000 from $183,000 during the six months ended June 30, 2008 to $202,000 during the six months ended June, 30, 2009. The increase was primarily due to the hiring of one employee in the second quarter of 2008, who was subsequently laid off in the second quarter of 2009, and increased activity with Triple Ring for business development activities, partially offset by a reduction in third-party consulting expenses due to the elimination of third-party consultants in the second quarter of 2009.

Approximately $31,000 was spent on business development activities with Triple Ring during the three months ended June, 30, 2009 compared with $0 during the three months ended June, 30, 2008. Approximately $79,000 was spent on business development activities with Triple Ring during the six months ended June, 30, 2009 compared with $0 during the six months ended June, 30, 2008.

Research and Development

Research and development expenses consist primarily of payroll, payroll related expenses, expenses for Triple Ring performing research and development activities for the Company and expenses associated with the warrants issued to Triple Ring (See Note 7. Related Party Transactions). Research and development costs decreased approximately $3.6 million from $3 million during the three months ended June, 30, 2008 to ($627,000) during the three months ended June, 30, 2009. The decrease was primarily due to a reduction in development activity with Triple Ring and the reversal of warrant expense for Triple Ring services, partially offset by the cost of one employee previously classified as general and administrative expense. Research and development costs decreased approximately $1.6 million from $4.3 million during the six months ended June, 30, 2008 to $2.7 million during the six months ended June, 30, 2009. The decrease was primarily due to a reduction in development activity with Triple Ring and the reversal of warrant expense for Triple Ring services, partially offset by the cost of one employee previously classified as general and administrative expense and $47,000 in stock-based compensation expense for stock options granted during the first quarter of 2009.

Approximately ($714,000) was spent on research and development with Triple Ring during the three months ended June, 30, 2009 compared with $3 million during the three months ended June, 30, 2008. Included in these amounts is warrant expense for Triple Ring services of ($1.3 million) during the three months ended June, 30, 2009 and $222,000 during the three months ended June, 30, 2008. Approximately $2.4 million was spent on research and development with Triple Ring during the six months ended June, 30, 2009 compared with $4.3 million during the six months ended June, 30, 2008. Included in these amounts is warrant expense for Triple Ring services of ($1.1 million) during the six months ended June, 30, 2009 and $444,000 during the six months ended June, 30, 2008.

General and Administrative

General and administrative expenses consist primarily of payroll, payroll related expenses, third-party consulting expenses, legal and accounting fees, facilities, insurance, investor relations and regulatory costs. General and administrative costs decreased approximately $159,000 from $790,000 during the three months ended June, 30, 2008 to $631,000 during the three months ended June, 30, 2009. The decrease was primarily due the cost of one employee moved to research and development; a reduction of one employee during the first quarter of 2009; $56,000 in decreased travel and entertainment expense; $141,000 in decreased third-party consultant expense; and $191,000 in decreased legal fees. These decreases were partially offset by the hiring of two employees in the fourth quarter of 2008; $68,000 in increased audit costs for the Company’s new independent registered public accounting firm engaged during the third quarter of 2008; $50,000 in increased rent and common area maintenance costs; $52,000 in increased depreciation expense for tenant improvements placed in service in fiscal 2009; and $144,000 in stock-based compensation expense for stock options granted to employees and board members.

General and administrative costs increased approximately $199,000 from $1.5 million during the six months ended June, 30, 2008 to $1.7 million during the six months ended June, 30, 2009. The increase was primarily due to the hiring of two employees in the fourth quarter of 2008; $125,000 in increased audit costs for the Company’s new independent registered public accounting firm engaged during the third quarter of 2008; $104,000 in increased depreciation expense for tenant improvements placed in service in fiscal 2009; and $448,000 in stock-based compensation expense for stock options granted to employees and board members. These increases were partially offset by the cost of one employee moved to research and development; a reduction of one employee during the first quarter of 2009; $60,000 in decreased travel and entertainment expense; $233,000 in decreased third-party consultant expense; and $181,000 in decreased legal fees.

Other Income (Expense)

Other expense during the three months ended June, 30, 2009, was $395,000, compared with other income of $10,000 during the three months ended June, 30, 2008. Other expense during the six months ended June, 30, 2009, was $151,000, compared with other income of $26,000 during the six months ended June, 30, 2008. Other expense during the three and six month periods ended June 30, 2009 was primarily due to the Company’s adoption of EITF Issue 07-5 during the first quarter. The adoption resulted in the reclassification of certain Company warrants from equity to liabilities recorded at fair value and a gain on change in fair value of warrant liability during the first quarter of 2009 that was offset by a loss on change in fair value of warrant liability during the second quarter of 2009. Other income during the three and six month periods ended June 30, 2008 was primarily due to interest income on funds received from our financing activities.

Liquidity and Capital Resources

We require additional funds to continue current operations. Our need for funds will increase from period to period as we increase the scope of our development, marketing, and manufacturing activities including increased costs and resources necessary to meet our public company reporting requirements. From inception of NovaRay, Inc. through June 30, 2009, we have obtained gross proceeds of approximately $21 million through private placements of equity securities and approximately $2 million through the issuance of short term debt instruments. At June 30, 2009, our principal source of liquidity included cash and equivalents of approximately $158,000, compared with approximately $5.7 million at December 31, 2008.

During the fiscal quarter and the six months ended June 30, 2009, our net loss was approximately $4.7 million and $449,000, respectively. On March 12, 2009, we entered into an agreement with Triple Ring, whereby Triple Ring agreed to make available to us a revolving line of credit in the aggregate amount of $1.5 million at a 2% annual interest rate. Triple Ring initially extended us $175,000 under the credit line and the principal balance due as of June 30, 2009, was $1.5 million.

In July 2009, we raised approximately $2.8 million through the sale of notes and warrants. In connection with this financing, the $1.5 million credit line established with Triple Ring in March 2009 was paid in full and terminated. After taking account of the funds used to terminate the credit line and other transactional costs, the net proceeds of the financing are approximately $1.2 million. Despite this financing, we believe that we do not have sufficient capital to continue current operations. Accordingly, we believe we need additional funds to meet our anticipated cash needs for working capital and capital expenditures for the next ninety days. Because we have never generated revenue and do not expect to do so until 2010 or later, we will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling our assets.

Because we have never generated revenue, and do not expect to generate revenue until 2010 or later, we may seek to sell additional equity or debt securities or obtain additional credit facilities to raise sufficient funds to meet our working capital and capital expenditure requirements. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of convertible debt securities, these securities could have rights senior to those associated with our Common Stock and Preferred Stock and could contain covenants that would restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to discontinue operations which would have a material adverse effect on our business, financial condition and results of operations. There can be no assurances that these actions, if taken, would result in cash flows sufficient to meet our ongoing operating needs. We may also need to seek protection under the U.S. Bankruptcy Code or otherwise liquidate our assets, which may result in the failure of our stockholders to receive value for their ownership of our stock.

Our dependence on additional funds to continue our operations and the uncertainty of our ability to raise such funds, as described above, raise a substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See Note 8. Subsequent events).

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

To address the material weaknesses in our internal control over financial reporting previously identified during the year ended December 31, 2008, management designed a remediation plan which would supplement the existing controls of the Company. The remediation plan addressed the following corrective actions:

•	implementation of additional controls over the preparation and review of key spreadsheets;

•	implementation of automated general ledger reports to replace existing key spreadsheets where possible;

•	implementation of additional review procedures; and

•	enhancement of the current capabilities of the finance function.

During the course of the second quarter ended June 30, 2009, management was able to implement the remediation plan and address the previous material weaknesses in our internal control over financial reporting. However, because of inherent limitations in the Company’s financial resources, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

During the six month period ended June 30, 2009, our net loss was $4.7 million, and at June 30, 2009, our cash and equivalents were $158,000. As we previously reported, on July 2, 2009, we entered into a Note and Warrant Purchase Agreement and raised approximately $2.8 million. After paying off the credit line with Triple Ring and paying transaction costs, we received net proceeds for working capital of $1.2 million (See Note 8. Subsequent events). Despite raising these funds, we continue to believe we need additional funds to meet our anticipated cash needs for working capital and capital expenditures for the next six months. Because we have never generated revenue and do not expect to do so until 2010 or later, we will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling our assets.

These funds, if available, may be from one or more public or private stock offerings, borrowings under bank or lease lines of credit, or other sources. This additional financing may not be available on a timely basis on terms acceptable to us, or at all. Our ability to obtain such financing may be impaired by the current economic conditions and the lack of liquidity in the credit markets. Such financing, if available, may also be dilutive to stockholders or may require us to grant a lender an additional security interest in our assets. The amount of money we will need will depend on many factors, including:

•	revenues, if any, generated by future sales of our system and any of our future products;

•	expenses we incur in developing and selling our system;

•	the commercial success of our research and development efforts; and

•	the emergence of competing technological developments.

If we are unable to secure additional funding, we may have to discontinue operations; delay development or commercialization of our system; license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize; reduce marketing, customer support, or other resources devoted to our system or any combination of these activities. Any of these results would materially harm our business, financial condition, and results of operations, and there can be no assurance that any of these results will result in cash flows that will be sufficient to fund our current or future operating needs. We may also need to seek protection under the U.S. Bankruptcy Code or otherwise liquidate our assets, which may result in the failure of our stockholders to receive value for their ownership of our stock.

Our stockholders may be diluted in subsequent financings.

To raise the funds necessary to meet our anticipated cash needs for working capital and capital expenditures, we may need to issue convertible debt, warrants to purchase our equity securities or shares of our Common Stock or Preferred Stock. If we were to issue such securities, the percentage ownership of our current stockholders may be diluted, and the issued securities may have more senior rights, privileges and preferences. Furthermore, if we were to sell securities at a price per share that is less than the conversion price of Preferred Stock or the exercise price of our warrants, the respective conversion price or exercise price may be subject to antidilution adjustments. The issuance additional equity securities may also have the effect of lowering the value of our outstanding stock. We can provide no assurances that we will be able to obtain financing on terms favorable to us or our current stockholders, if at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders (“Annual Meeting”) on June 4, 2009. Stockholders representing 6,637,581, or 68%, of the total outstanding shares as of the record date of the Annual Meeting were present in person or by proxy. The following is a brief description of each matter voted upon at the Annual Meeting and a statement of the number of votes cast for or against and the number of abstentions with respect to each matter.

1)	The stockholders elected the following individuals to serve on the Board of Directors for a term of one year:

	For	Withheld
David Dantzker, M.D.	6,637,581	3,130,272
David J. Foster	6,637,581	3,130,272
George J.M. Hersbach	6,637,581	3,130,272
Jack E. Price	6,637,581	3,130,272
Edward G. Solomon	6,637,581	3,130,272
Marc C. Whyte	6,637,581	3,130,272
Lynda L. Wijcik	6,637,581	3,130,272

2)	The stockholders approved the selection of BDO Seidman LLP as the independent registered public accounting firm of the Company for its fiscal year ending December 31, 2009:

For	Against	Abstain
6,637,581	—	3,130,272

On July 1, 2009, the holders of 7,490,639 shares of our Series A Preferred Stock executed an action by written consent of our Series A Preferred Stockholders authorizing and approving: (i) the amendment to the Company’s Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock to reduce the maximum number of Series A Preferred Stock of the Company from 10,000,000 to 8,700,000; (ii) the Certificate of Designation of the Relative Rights and Preferences of the Series A- 1 Convertible Preferred Stock and (iii) issuance of Series A-1 Preferred Stock of the Company in exchange for Series A Preferred Stock of the Company. The holders of 1,201,569 shares of our Series A Convertible Preferred Stock withheld from the consent.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

3.1	Complete Copy of Certificate of Incorporation, as amended.(1)

3.2	Bylaws.(2)

3.3	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of NovaRay Medical, Inc.(3)

3.4	Certificate of Amendment of Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock.(4)

3.5	Certificate of Designation of the Relative Rights and Preferences of the Series A-1 Convertible Preferred Stock.(5)

4.1	Senior Secured 12% Convertible Bridge Note issued to Vision Opportunity Master Fund, Ltd. dated as of July 2, 2009.(6)

4.2	Warrant to Purchase Shares of Common Stock issued to Vision Opportunity Master Fund, Ltd. dated as of July 2, 2009.(7)

4.3	Amendment to Series A Warrant to Purchase Shares of Common Stock Number WA-07-12a with Vision Opportunity Master Fund, Ltd. dated as of July 2, 2009.(8)

4.4	Amendment to Series A Warrant to Purchase Shares of Common Stock Number WA-07-12b with Vision Capital Advantage Fund, L.P. dated as of July 2, 2009.(9)

4.5	Second Amendment to Series J-A Warrant to Purchase Shares of Common Stock Number W-JA- 07-1a with Vision Opportunity Master Fund, Ltd. dated as of July 2, 2009.(10)

4.6	Second Amendment to Series J-A Warrant to Purchase Shares of Common Stock Number W-JA- 07-1b with Vision Capital Advantage Fund, L.P. dated as of July 2, 2009.(11)

10.1	Note and Warrant Purchase Agreement (the “Purchase Agreement”) by and among NovaRay Medical, Inc. and the Purchasers (as defined therein) dated as of July 2, 2009.(12)

10.2	Security Agreement with Vision Capital Advisors, LLC dated as of July 2, 2009.(13)

10.3	Exchange Agreement with Vision Opportunity Master Fund, Ltd. dated as of July 2, 2009.(14)

10.4	Exchange Agreement with Vision Capital Advantage Fund, L.P. dated as of July 2, 2009.(15)

10.5	Amendment to Executive Employment Agreement with Marc C. Whyte dated as of July 2, 2009.(16)

10.6	Amendment to Executive Employment Agreement with William Frederick dated as of July 2, 2009.(17)

10.7	Amendment to Executive Employment Agreement with Edward Solomon dated as of July 2, 2009.(18)

31.1	Certification of Marc C. Whyte, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of William Frederick, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Marc C. Whyte, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William Frederick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008.

(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-SB (No. 000-52731) filed with the SEC on July 20, 2007.

(3)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.

(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

(6)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

(7)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

(8)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

(9)	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

(10)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

(11)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

(13)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

(14)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

(15)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

(16)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

(17)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

(18)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2009.

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