Form 10-Q
period 2009-09-30
NovaRay Medical, Inc.
filed 2009-11-12
CIK 1383529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2009 there were 9,580,587 shares of common stock, par value $.0001 per share, outstanding.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

Form 10-Q for the Quarter Ended September 30, 2009

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

NOVARAY MEDICAL, INC.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$384	$5,691
Receivables from Triple Ring	—	42
Other receivables	10	—
Security deposit with Triple Ring	355	500
Inventory	132	132
Prepaid expenses to Triple Ring	135	141
Prepaid expenses and other current assets	90	62

Total current assets	1,106	6,568
Property and equipment, net	894	1,059
Restricted cash	—	135

Total assets	$2,000	$7,762

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable to Triple Ring	$1,050	$2,109
Accounts payable trade	22	172
Accrued liabilities to Triple Ring	58	508
Accrued liabilities	343	287
Deferred rent - short term portion	118	112
Convertible note, net of debt discount of $1,081	1,669	—
Notes payable	95	95

Total current liabilities	3,355	3,283
Deferred rent-less short-term portion	375	463
Warrant liabilities	8,253	—

Total liabilities	11,983	3,746

Commitments and Contingencies (Note 4)

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value, Authorized shares - 10,000,000	—	1
Authorized Series A convertible shares - 8,700,000; issued and outstanding shares - 0 at September 30, 2009 and 8,692,208 at December 31, 2008 (no liquidation preference)
Authorized Series A-1 convertible shares - 870,000; issued and outstanding shares - 869,217 at September 30, 2009 and 0 at December 31, 2008 (no liquidation preference)
Common stock, $0.0001 par value
Authorized shares - 100,000,000; issued and outstanding shares - 9,767,853 at September 30, 2009 and December 31, 2008	1	1
Additional paid-in capital	21,248	24,898
Deficit accumulated during the development stage	(31,228)	(20,880)
Less: treasury stock, at cost, 1,239,000 shares at September 30, 2009 and December 31, 2008	(4)	(4)

Total stockholders’ (deficit) equity	(9,983)	4,016

Total liabilities and stockholders’ (deficit) equity	$2,000	$7,762

The accompanying notes are an integral part of these condensed financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception (June 7, 2005) to Sep. 30, 2009
	2009	2008	2009	2008
Operating expenses:
Sales and marketing	$18	$113	$220	$296	$640
Research and development (Note 7)	1,071	3,445	3,752	7,729	15,962
General and administrative	531	596	2,218	2,084	9,913

Total operating expenses	1,620	4,154	6,190	10,109	26,515

Loss from operations	(1,620)	(4,154)	(6,190)	(10,109)	(26,515)

Other income (expense):
Interest income	1	30	6	62	83
Other income (expense)	(1)	—	(1)	—	281
Interest expense	(150)	(3)	(162)	(9)	(1,076)
Net loss on change in fair value of warrant liabilities	(1,687)	—	(1,831)	—	(1,831)
Amortization of debt discount	(1,082)	—	(1,082)	—	(1,082)

Total other income (expense)	(2,919)	27	(3,070)	53	(3,625)

Net loss	$(4,539)	$(4,127)	$(9,260)	$(10,056)	$(30,140)
Deemed dividend	—	(2,178)	—	(2,178)	(2,178)

Net loss allocable to common stockholders	$(4,539)	$(6,305)	$(9,260)	$(12,234)	$(32,318)

Basic and diluted loss per share allocable to common stockholders	$(0.47)	$(0.67)	$(0.97)	$(1.31)	$(4.71)

Weighted average shares used to compute basic and diluted loss per share allocable to common stockholders	9,567	9,406	9,527	9,366	6,856

The accompanying notes are an integral part of these condensed financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,		From Inception (June 7, 2005) to September 30, 2009
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(9,260)	$(10,056)	$(30,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185	21	259
Stock-based compensation expense	547	—	547
Non-cash research and development expense (expense reversal) associated with performance based warrant	(1,124)	668	—
Loss on change in fair value of warrant liabilities	1,831	—	1,831
Amortization of debt discount	1,082	—	1,082
Gain on extinguishment of debt	—	—	(452)
Loss on conversion of preferred debt	—	—	252
Beneficial conversion of convertible debt	—	—	264
Write-down of purchased intellectual property	—	—	2,016
Interest expense capitalized as long term debt	—	—	255
Interest expense converted to preferred stock	—	—	273
Loss on sales of assets	1	—	1
Changes in operating assets and liabilities:
Receivables from Triple Ring	42	(34)	—
Other receivables	(10)	(576)	(10)
Inventory	—	—	(131)
Prepaid expenses to Triple Ring	5	(161)	(136)
Prepaid expenses and other current assets	92	(36)	29
Accounts payable to Triple Ring	403	1,650	2,512
Accounts payable trade	(150)	(71)	22
Accrued liabilities to Triple Ring	(450)	158	58
Accrued liabilities	159	13	446
Deferred rent	(82)	622	493

Net cash used in operating activities	(6,729)	(7,802)	(20,529)

Cash Flows From Investing Activities:
Property and equipment	(21)	(916)	(1,154)
Restricted cash	135	(135)	—
Security deposit with Triple Ring	145	(500)	(355)

Net cash provided by (used in) investing activities	259	(1,551)	(1,509)

Cash Flows From Financing Activities:
Proceeds from subscriptions receivable	—	—	100
Net proceeds from issuance of short term debt	2,625	—	4,669
Proceeds from sale of common stock	—	—	154
Proceeds from sale of Series A convertible preferred stock	—	4,708	20,430
Repayment of notes payable	—	(30)	(30)
Repayment of Triple Ring line of credit	(1,462)	—	(1,462)
Payment on extinguishment of debt	—	—	(10)
Issuance costs incurred in sale of Series A convertible preferred stock	—	—	(1,425)
Purchase of treasury stock	—	—	(4)

Net cash provided by financing activities	1,163	4,678	22,422

Net (decrease) increase in cash and cash equivalents	(5,307)	(4,675)	384
Cash and cash equivalents — beginning of period	5,691	9,234	—

Cash and cash equivalents — end of period	$384	$4,559	$384

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$27
Cash paid for taxes	$—	$—	$39
Supplemental disclosures of non-cash financing activities:
Accounts payable to Triple Ring exchanged for notes payable to Triple Ring	$1,462	$—	$1,462
Modification of Series J and Series J-A stock warrants	$—	$—	$2,178
Common stock issued as offering costs	$—	$—	$1,683
Warrants issued in connection with debt financing	$2,163	$—	$5,931
Convertible preferred stock issued in exchange for cancellation of debt	$—	$—	$4,001
Long term debt assumed at inception in connection with intellectual property	$—	$—	$2,016
Interest expense capitalized as long term debt	$—	$—	$255
Interest expense converted to preferred stock	$—	$—	$273

The accompanying notes are an integral part of these condensed financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

NovaRay Medical, Inc. (the “Company”, “NovaRay”, “we”, or “our”), a Delaware corporation, is a development stage medical imaging company focused on developing unique innovations in proprietary digital x-ray technology. NovaRay’s initial clinical offering, the ScanCath™ cardiac catheterization system, is expected to offer advanced imaging capabilities, coupled with reductions in radiation exposure to patients, operators, and staff. We have 23 issued U.S. patents with claims as to our system and its underlying technologies.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The Company is a development stage company since it has not generated revenue from the sale of its products and its efforts from its inception on June 7, 2005 have principally been devoted to developing its product as well as raising capital. Accordingly the financial statements have been prepared in accordance with the provisions for accounting and reporting by development stage enterprises.

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

We require substantial additional funds to continue operations, even in the short term. As reflected in the accompanying financial statements, the Company is in the development stage, has a net loss since inception of $30.1 million and has used cash in operations of $20.5 million since inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

During the first nine months ended September 30, 2009, our net loss was $9.3 million, and at September 30, 2009, our cash and equivalents were $384,000. On October 27, 2009, we entered into a Series B Convertible Participating Preferred Stock and Warrant Purchase Agreement, pursuant to which we initially raised gross proceeds $3 million (See Note 8. Subsequent events). Even though we raised this capital we believe we will need additional funds to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. Because we have never generated revenue and do not expect to do so until 2010 or later, we will most likely be required to raise these funds through additional financings or by selling our assets.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. However, additional financing may not be available on a timely basis or on terms acceptable to us, or at all. Our ability to obtain such financing may be impaired by the current economic conditions and the lack of liquidity in the credit markets. If we are unable to secure additional funding, we may have to discontinue operations; delay development or commercialization of our system; license to third parties the rights to commercialize products or technologies

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

that we would otherwise seek to commercialize; reduce marketing, customer support, or other resources devoted to our system: or any combination of these activities. Any of these results would materially harm our business, financial condition, and results of operations, and there can be no assurance that any of these results will result in cash flows that will be sufficient to fund our current or future operating needs. We may also need to seek protection under the U.S. Bankruptcy Code or otherwise liquidate our assets, which may result in the failure of our stockholders to receive value for their ownership of our stock.

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

Inventory

Inventory is valued at the lower of cost or market. The Company periodically reviews its inventory for obsolete items and provides a reserve upon identification of potential obsolete items. Through the three and nine month periods ended September 30, 2009, there have been no obsolete items identified.

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

Property and equipment consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Computer and office equipment	$13	$13
Machinery and equipment	105	91
Furniture and fixtures	200	200
Leasehold improvements	835	829

	1,153	1,133
Less: accumulated depreciation and amortization	(259)	(74)

Property and equipment, net	$894	$1,059

Depreciation and amortization expense related to property and equipment for the three and nine month periods ended September 30, 2009 was $62,000 and $185,000, respectively. Depreciation and amortization expense related to property and equipment for the three and nine month periods ended September 30, 2008 was $12,000 and $21,000, respectively.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. Through September 30, 2009, there have been no such impairment losses.

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

Common Stock Warrants Issued for Services

The Company from time to time issues common stock warrants to acquire services or goods from non-employees. Common stock and common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the applicable valuation date.

The Company’s common stock warrants are valued using the Black-Scholes model on the basis of the market price of the underlying common stock on the valuation date, which for warrants related to contracts that have substantial disincentives for non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option-pricing model on the basis of the market price of the underlying common stock at the end of the period, and any subsequent changes in the market price of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs. No expense is recorded for warrants for which vesting is based on defined performance criteria until such vesting is more likely than not to occur based on the achievement of milestones.

Warrant Liabilities at Fair Value

The Company from time to time issues common stock warrants in connection with private placements of equity securities and convertible debt instruments. Common stock purchase warrant liabilities are recorded on the basis of their fair value, which is measured as of the date of the balance sheet in the accompanying financial statements.

Stock-based Compensation

The Company recognizes stock-based compensation expense by estimating the fair value of each option award on the date of grant using the Black-Scholes option-pricing model using the assumptions noted in the table below. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options was based upon the simplified method provided by the SEC. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Basic and Diluted:
Net loss allocable to common stockholders	$(4,539)	$(6,305)	$(9,260)	$(12,234)
Basic and diluted loss per share allocable to common stockholders	$(0.47)	$(0.67)	$(0.97)	$(1.31)
Weighted average shares used to compute basic and diluted loss per share allocable to common stockholders.	9,567	9,406	9,527	9,366

Outstanding common stock equivalents that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive totaled 15,746,703 and 14,799,292 for the three and nine month periods ended September 30, 2009, respectively. Outstanding common stock equivalents that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive totaled 11,968,296 and 11,120,400 for the three and nine month periods ended September 30, 2008, respectively.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance that established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The FASB is not issuing new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it is issuing Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. The Company updated its disclosures to conform to the Codification in this Quarterly Report on Form 10-Q for the third quarter of 2009.

In June 2009, the FASB issued new guidance that amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance are effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued new guidance that eliminates the exemption from consolidation for qualifying special-purpose entities; it also requires a transferor to evaluate all existing qualifying special-purpose entities to determine whether it must be consolidated. This new guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

In May 2009, the FASB issued new guidance which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. This new guidance is for interim or annual periods ending after June 15, 2009, and: (i) sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, (ii) identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that should be made about events or transactions that occur after the balance sheet date. This new guidance provides largely the same framework for the evaluation of subsequent events which previously existed only in auditing literature. The Company has performed an evaluation of subsequent events through November 12, 2009, which is the day the financial statements were issued.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In June 2008, the FASB ratified previous guidance and specified that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This new guidance provided a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for scope exception. This new guidance became effective for the first annual reporting period beginning after December 15, 2008. The Company adopted the guidance on January 1, 2009.

In May 2008, the FASB issued guidance related to accounting for convertible debt instruments which may be settled in cash upon conversion. This guidance requires entities with convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods.

In September 2006, the FASB issued guidance which defined fair value, established a framework for measuring fair value in GAAP, and expanded disclosures about fair value measurements. The guidance does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of this guidance by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of this guidance, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on January 1, 2009. The adoption of this guidance did not have a material effect on our financial position or results of operations. The book values of cash and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

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

	Level 1	Level 2	Level 3	Sep. 30, 2009
Fair value of warrants	$—	$—	$8,253	$8,253

We have no assets that are measured at fair value on a recurring basis.

3. Notes payable and convertible note

The Company received certain assets subject to a prior security interest under a series of promissory notes issued to stockholders and financial institutions in connection with the initial organization of NovaRay, Inc., in the aggregate amount of $728,000 for the purpose of developing intellectual property that will be utilized in the Company’s planned product. These notes bear interest at rates ranging from 9% to 12% annually, are secured by the assigned assets, and are payable upon demand of the holders. In October 2007, most of these notes were converted into NovaRay, Inc.’s Series A Convertible Preferred Stock. As of September 30, 2009, the aggregate principal balance due under the two remaining promissory notes was $95,000, and the interest rate of such notes is 12% per annum.

In March 2009, the Company and Triple Ring entered into a Credit and Security Agreement. Under the Credit and Security Agreement, Triple Ring agreed to make available to the Company, on a revolving basis, a line of credit in an amount of up to $1.5 million (the “Credit Line”) with an annual interest rate of 2%. The Credit Line consisted of Triple Ring’s forbearance of partial payments due by the Company under the amended Professional Services Agreement between the Company and Triple Ring. The Credit Line was secured by all of the Company’s assets on a first priority security interest. The Credit Line was paid off on July 2, 2009, and the security interest held by Triple Ring was terminated, releasing the lien on all Company assets.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In July 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with Purchasers (as defined therein) to issue and sell senior secured 12% convertible bridge notes (individually, a “Convertible Note” and collectively, the “Convertible Notes”) in the aggregate principal amount of up to $4.3 million. Under the terms of the Note and Warrant Purchase Agreement, the Company issued a Convertible Note to Vision Opportunity Master Fund, Ltd. (“Vision”) in the principal amount of $2.8 million on July 2, 2009. Unless otherwise converted into shares of Qualified Financing Stock (as defined in the Convertible Note) or exchanged for a warrant to purchase the Company’s Common Stock, the outstanding principal balance and all accrued interest shall be due and payable on December 31, 2009. The Convertible Note is secured by all the Company’s assets with a security agreement in favor of the holder of the Convertible Note. Upon the occurrence of an Event of Default (as defined in the Convertible Note), the Company will pay interest, on demand, at a new rate of the lesser of 15% and the maximum applicable legal rate per annum. Effective as of the closing of a Qualified Financing (as defined in the Convertible Note), all outstanding principal and accrued interest shall automatically convert into the securities of the Company issued or issuable in the Qualified Financing by dividing (x) the outstanding principal balance and accrued interest by (y) a conversion price which shall be equal to the lesser of (i) 85% of the price of Qualified Financing Stock or (ii) the Conversion Price (as defined in the Convertible Note). As of September 30, 2009, the principal balance due under the Convertible Note was $2.8 million.

In conjunction with the issuance of the Notes, the Company issued common stock warrants to the purchaser of the Note. These common stock warrants do not trade in an active securities market, and as such, we estimated the fair value of these common stock warrants to be $2.2 million using the Black-Scholes option pricing model using the following assumptions:

Risk-free interest rate	2.31%
Dividend yield	—
Expected life (years)	4.76
Expected volatility	64.30%

The fair value of $2.2 million was recorded as a debt discount, representing additional financing costs, as of the issuance date with the corresponding amount as a warrant liability. The debt discount is being amortized to interest expense over the six-month period to the due date of the Note on December 31, 2009, resulting in an increase in non-cash interest expense in current and future periods. Warrant liability is subject to re-measurement on a quarterly basis until the warrant has been exercised.

At September 30, 2009, the carrying amount of the Note is as follows (in thousands):

Principal amount	$2,750
Unamortized discount	(1,081)
Convertible note, net of debt discount	$1,669

The unamortized debt discount of $1.1 million will be amortized through December 31, 2009. Interest and amortization expense of the debt discount and issuance costs for the Note are as follows (in thousands):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Interest expense recognized	$83	$83
Amortization of discount	1,082	1,082
Amortization of issuance costs	64	64

	$1,229	$1,229

See Note 8. Subsequent events for amendments in the terms of Notes and Warrants.

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

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Indemnification

As permitted under Delaware law, the Company has agreements whereby the Company has indemnified our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009 and December 31, 2008.

The Company enters into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, suppliers or customers. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009 and December 31, 2008.

5. Stockholders’ (deficit) equity

The Company has authorized capital of 110,000,000 shares, of which 100,000,000 are designated as common stock, par value $0.0001 per share (the “Common Stock”), and 10,000,000 are designated as preferred stock, par value $0.0001 per share (the “Preferred Stock”). As of September 30, 2009, 8,700,000 shares of Preferred Stock were designated as Series A Convertible Preferred Stock and 870,000 shares of Preferred Stock were designated as Series A-1 Convertible Preferred Stock. As of September 30, 2009, the Series A Convertible Preferred Stock was convertible at the rate of one share for one share of our Common Stock and the Series A-1 Convertible Preferred Stock was convertible at the rate of one share for ten shares of our Common Stock. As of September 30, 2009, the Company had outstanding 9,767,853 shares of Common Stock, 0 shares of Series A Convertible Preferred Stock and 869,217 shares of Series A-1 Convertible Preferred Stock. Additionally, there are outstanding warrants to purchase an aggregate of up to 6,702,060 shares of our Common Stock as of September 30, 2009, as well as an additional warrant to purchase shares of our Common Stock issued as of July 2, 2009.

Common Stock

As of September 30, 2009, the holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of September 30, 2009 and December 31, 2008, although the Company has recorded non-cash expense for deemed dividends.

In October 2006, the Company entered into a restricted stock purchase agreement for the 642,000 shares of common stock (See Note 7. Related party transactions).

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Preferred Stock

In December 2007, September 2008 and October 2008, the Company completed the private placements of 4,946,888 shares, 1,872,660 shares and 1,872,660 shares, respectively, of Series A Convertible Preferred Stock. Subject to conversion restriction which restricts the preferred stockholder and its affiliates from beneficially owning more than 4.99% of the then issued and outstanding shares of Common Stock unless a 61-day waiver notice had been provided, the Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock are convertible into Common Stock at the option of the preferred stockholder. Upon our issuance of certain shares of Common Stock at prices less than $2.67 per share, subject to certain exclusions, the conversion rate of the Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock are subject to upward adjustment so as to cause a share of outstanding Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock to be potentially convertible into additional shares of Common Stock. In the event of a liquidation, dissolution or winding up of the Company, the conversion rights shall terminate at the close of business on the last full day preceding the date fixed for the payment of any such amounts distributable on such event to the holders of our Series A Convertible Preferred Stock and Series A-1 Convertible Preferred Stock. The Series A Convertible Preferred Stock has no liquidation preference, is convertible one-to-one to Common Stock subject to certain adjustments, has no redemption features, has dividend rights on a pari passu basis with the Common Stock and is non-voting. The Series A-1 Convertible Preferred Stock has no liquidation preference, is convertible one-to-ten to Common Stock subject to certain adjustments, has no redemption features, has dividend rights on a pari passu basis with the Common Stock and is non-voting.

On July 1, 2009, the Company reduced the authorized number of shares of Series A Convertible Preferred Stock by amending the certificate of designation defining its rights. The Company subsequently filed a certificate of designation to authorize the creation of a new class of Series A-1 Convertible Preferred Stock with 870,000 authorized shares.

On July 2, 2009, the Company entered into Exchange Agreements with Vision and Vision Capital Advantage Fund, L.P. to exchange 7,490,630 shares of the Company’s Series A Convertible Preferred Stock for 749,063 shares of the Company’s Series A-1 Convertible Preferred Stock and 9 shares of the Company’s Series A Preferred Stock for $24.03 in cash.

On August 21, 2009, the Company entered into an Exchange Agreement with Wheatley Medtech Partners, L.P., W Capital Partners II, L.P., Heartstream Capital B.V., Lloyd Investments L.P., Biobridge LLC and Lynda Wijcik to exchange 1,201,569 shares of the Company’s Series A Convertible Preferred Stock for 120,154 shares of the Company’s Series A-1 Convertible Preferred Stock and 29 shares of the Company’s Series A Preferred Stock for $77.43 in cash.

To the extent any holder of the Company’s Series A Convertible Preferred Stock has any rights under the Series A Convertible Preferred Stock and Warrant Purchase Agreement dated as of December 27, 2007, such rights apply with the necessary changes to the Company’s Series A-1 Convertible Preferred Stock. No dividends have been declared to date on the Series A Convertible Preferred Stock or the Series A-1 Convertible Preferred Stock.

Warrants

At September 30, 2009, warrants consisted of the following:

Warrant Group	Number of Warrants	Exercise Price
Series A	1,648,960	$2.67
Amended Series J-A	1,248,440	$2.67
Series J-A additional shares	1,872,660	$2.67
Consultant	600,000	$4.25
Triple Ring (1)	1,332,000	N/A
Bridge (2)	1,500,000	$2.67

	8,202,060

(1)	The Company believes that these warrants will expire prior to being exercised since acceptance of certain Triple Ring deliverables by the Company will likely occur after February 28, 2010. (See Note 7. Related party transactions.)
(2)	These warrants are for a minimum of 1.5 million shares of the Company’s Common Stock and have a maximum price equal to $2.67 per share.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

All of the warrants outstanding at September 30, 2009 are for the purchase of our Common Stock. As further discussed in Note 1. Summary of Significant Accounting Policies, 4,770,060 of the above Series A, Amended Series J-A and Series J-A additional share warrants were reclassified from equity to warrant liabilities on January 1, 2009 as a result of the adoption of EITF 07-5, and subsequent changes in fair value of these warrant liabilities have been reflected in operations. Warrants for 1.5 million shares issued in conjunction with the July 2009 bridge financing have also been recorded as warrant liabilities.

Series A Warrants, Amended Series J-A Warrants and Series J-A Additional Shares

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

On July 2, 2009, the Company entered into (i) amendments with Vision to the Series A Warrant to Purchase Shares of Common Stock and to the Series J-A Warrant to Purchase Shares of Common Stock and (ii) amendments with Vision Capital Advantage Fund, L.P. to the Series A Warrant to Purchase Shares of Common Stock and to the Series J-A Warrant to Purchase Shares of Common Stock, in each case to amend the definition of “Additional Shares of Common Stock” and to decrease the initial exercise price to $2.67 per share.

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

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Based on the Company’s financial position as of September 30, 2009, it does not believe it can provide the funding necessary to allow Triple Ring to meet a delivery date prior to February 28, 2010. However, as a result of the related party relationship between the two companies, the delivery date is considered within the control of Triple Ring. Accordingly, the Company believes that the most probable acceptance date under the Professional Services Agreement will be after February 28, 2010, and the warrant is expected to terminate and not be exercisable. The Company anticipates it will discuss a new or amended warrant with Triple Ring for a revised delivery date and deliverables, but the specific terms of the warrant cannot be determined at this time, and there is no guarantee that discussions will result in a new or amended warrant. As a result, during the second quarter ended June 30, 2009, the Company reversed $1.3 million of warrant costs for Triple Ring services previously recorded as research and development expense and the Company has no liabilities recorded for these warrants as of September 30, 2009.

Bridge Warrants

On July 2, 2009, pursuant to a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”), the Company issued a five year warrant to Vision Opportunity Master Fund Ltd. to purchase up to the greater of (a) 1,500,000 or (b) 100% of that number of shares of the Company’s Common Stock into which the Convertible Note issued to the applicable purchaser converts or if such Note converts into Conversion Securities (as defined in the Note and Warrant Purchase Agreement), the initial principal amount of such Note divided by the per unit price of the Conversion Securities of the duly authorized, validly issued, fully paid and non-assessable Common Stock of the Issuer, at an exercise price per share equal to the warrant price then in effect. This warrant has an initial price equal to the lesser of (a) $2.67 per share or (b) the Conversion Price after the issuance of Conversion Securities (as defined in the Note and Warrant Purchase Agreement), as such price may be adjusted from time to time as shall result from the adjustments specified in the Note and Warrant Purchase Agreement (See Note 8. Subsequent events for adjustments in the exercise price and terms of the warrants).

Treasury Stock

In October 2006, NovaRay purchased 1,239,000 shares of Common Stock from one of its investors at the original issue price of $0.003 per share.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company’s initial grant of stock options to employee and board members was during the three months ended March 31, 2009. The estimated fair value of the stock options granted as of September 30, 2009, was $1.3 million, calculated at the date of the grants using the Black-Scholes option pricing model, using a fair value of Common Stock of $2.66 - $2.67 per share. The fair value of the Common Stock was determined by the Company’s Board of Directors on the date of grants.

The following weighted-average assumptions were used to value options granted during the three and six month periods ended September 30, 2009:

	Three months ended Sep. 30, 2009	Nine months ended Sep. 30, 2009
Risk-free interest rate	1.96%	1.73% - 1.99%
Dividend yield	—	—
Expected life (years)	5.0	5.0 - 6.25
Expected volatility	57.22%	57.22 - 57.48%

During the three months ended September 30, 2009, the Company granted no stock options and recognized $52,000 of stock-based compensation expense for options previously granted. During the nine months ended September 30, 2009, the Company granted 262,000 stock options to employees and 661,843 stock options to non-employee board members and recognized $547,000 of stock-based compensation expense for options granted. The Company had no stock-based compensation expense during the three or nine month periods ended September 30, 2008 as no options were granted during fiscal 2008. No options have been exercised as of September 30, 2009.

6. Income taxes

The Company has not incurred any income tax liabilities during the periods ended September 30, 2009 and 2008, except for state and local franchise taxes recorded as sales, general and administrative expenses. Accordingly, the Company has no provision for income taxes during the periods ended September 30, 2009 and 2008.

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

In June 2006, the FASB issued guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted this guidance effective January 1, 2007. The Company has evaluated its tax positions for the periods ended September 30, 2009 and 2008 and determined that it has no uncertain tax positions requiring financial statement recognition.

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

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Related party transactions

Triple Ring Technologies, Inc.

The following directors, officers and stockholders of the Company hold the following equity ownership interests in Triple Ring:

Name	NovaRay Medical Affiliation	Triple Ring Interest Ownership
Marc Whyte	CEO, President, Director, Stockholder	21.15%
Edward Solomon	CTO, Stockholder	21.15%
Joseph Heanue	Stockholder	21.15%
Augustus Lowell	Stockholder	21.15%
Brian Wilfey	Stockholder	15.40%

Professional Services Agreement

On December 19, 2007, the Company entered into the Professional Services Agreement with Triple Ring to perform ongoing product development work, final assembly and test for the cardiac imaging system. On March 12, 2009, the Company and Triple Ring entered into a first amendment to the Professional Services Agreement, under which they agreed to extend payment terms to thirty days.

Receivable from Triple Ring and headquarters’ lease

The Company previously sub-leased a portion of its headquarters facility to Triple Ring for 41.5% of the rent paid. Triple Ring was also the guarantor of the headquarters’ lease agreement. On March 12, 2009, the Company and Triple Ring entered into an Assignment and Assumption of Lease Agreement under which the Company assigned its interest in the headquarters’ office lease and Triple Ring assumed the Company’s obligations under the lease. Concurrently, the Company and Triple Ring entered into a Sublease Agreement whereby the Company would sublease 58.5% of the premises under the Lease. The Company remains jointly and severably liable for all obligations under the lease. As of September 30, 2009 and December 31, 2008, the Company had rents receivable from Triple Ring under the previous sublease agreement for $0 and $42,000, respectively.

Security deposit with Triple Ring

On January 10, 2008, the Company paid a deposit in the amount of $500,000 to Triple Ring for services and certain expenses to be rendered in accordance with the terms of the Professional Services Agreement and the amendment to the Professional Services Agreement. As of September 30, 2009 and December 31, 2008, the deposit amount to Triple Ring was $355,000 and $500,000, respectively.

Prepaid expenses to Triple Ring

The Company reimburses Triple Ring for pre-payments made to their vendors for services and supplies under the Professional Services Agreement. The pre-payments are applied to the cost of the services and supplies upon completion or delivery. As of September 30, 2009 and December 31, 2008, the Company’s prepaid expenses to Triple Ring were $135,000 and $141,000, respectively.

Accounts payable and accrued liabilities to Triple Ring

As of September 30, 2009 and December 31, 2008, the Company’s accounts payable and accrued liabilities balances to Triple Ring were as follows (in thousands):

	September 30, 2009	December 31, 2008
Accounts payable to Triple Ring	$1,050	$2,109
Accrued liabilities to Triple Ring	$58	$508

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accounts payable to Triple Ring are for services and supplies purchased under the Professional Services Agreement. Accrued liabilities to Triple Ring are for liabilities to Triple Ring for accrued services and supplies purchased under the Professional Services Agreement.

Notes payable to Triple Ring

In March 2009, the Company and Triple Ring entered into a Credit and Security Agreement. Under the Credit and Security Agreement, Triple Ring agreed to make available to the Company, on a revolving basis, a line of credit in an amount of up to $1.5 million with an annual interest rate of 2%. The credit line was paid off on July 2, 2009 and the security agreement was subsequently cancelled.

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

The Company recorded research and development expense of approximately $1 million with Triple Ring during the third quarter of 2009 compared with $3.4 million during the third quarter of 2008. Included in these amounts is warrant expense for Triple Ring services of $0 and $224,000 during the three months ended September 30, 2009 and 2008, respectively.

The Company recorded research and development expense of approximately $3.4 million with Triple Ring during the first nine months of 2009 compared with $7.7 million during the first nine months of 2008. Included in these amounts is warrant expense for Triple Ring services of ($1.1 million) and $668,000 during the nine months ended September 30, 2009 and 2008, respectively.

Series A Warrants

On December 27, 2007, the Company issued Series A Warrants to purchase 1,648,960 shares of Common Stock at an exercise price of $4.25 per share pursuant to the Series A Purchase Agreement. The following related parties are holders of Series A Warrants:

Name	Number of Series A Warrants
W Capital Partners II, L.P.	147,647
Heartstream Capital B.V	123,484
Wheatley MedTech Partners, LP	47,544
Lynda Wijcik	40,646
BioBridge LLC	33,044

392,365

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Promissory Note issued to Chairman and Director Lynda Wijcik

On November 5, 2007, NovaRay issued a promissory note to its Chairman and director, Lynda Wijcik, in the principal amount of $30,000, at an interest rate of 6% per annum. The balance outstanding on this note was paid off in January 2008.

Restricted Stock Purchase Agreement

NovaRay is a party to a restricted stock purchase agreement dated October 23, 2006 (the “Restricted Stock Purchase Agreement”), with Jack Price, whereby Mr. Price purchased 642,000 shares of Common Stock (the “Restricted Stock”) for a consideration of $0.06 per share. In accordance with the terms of the Restricted Stock Purchase Agreement, 25% of the Restricted Stock vested on November 1, 2007, and the remaining balance vests in equal monthly installments over three years so long as Mr. Price continues to provide services to NovaRay. The Restricted Stock Purchase Agreement also includes terms for accelerated vesting upon a change of control or should Mr. Price no longer provide services to the Company in a consulting capacity or as a director. The purchase price and valuation of the restricted stock were based on market conditions, the value of the Company’s assets and its general financial position at the time of the restricted stock sale, and the price of recent sales of the Company’s securities. As of September 30, 2009 and December 31, 2008, the Restricted Stock was 71% and 52% vested, respectively.

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

Name	NovaRay Medical Affiliation	NRCT Ownership Interest
Lynda Wijcik (BioBridge LLC)	Chairman of the Board, Stockholder	34.07%
Wheatley MedTech Partners, LP	Director, Stockholder	21.28%
Marc C. Whyte	CEO, President, Director, Stockholder	9.43%
Edward Solomon	CTO, Stockholder	9.43%
Joseph Heanue	Stockholder	7.07%
Lloyd Investments, L.P.	Stockholder	4.00%
Augustus Lowell	Stockholder	1.89%
Brian Wilfey	Stockholder	1.89%
Eugene Floyd	Stockholder	0.47%
Gerald Pretti	Stockholder	0.47%

As of September 30, 2009, no value has been attributed to this ownership interest because NRCT has substantially no assets or operations.

8. Subsequent events

Amendment to Articles of Incorporation

On October 22, 2009, the Company filed (i) a Certificate of Elimination of Series A Convertible Preferred Stock to eliminate all matters set forth in the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock with respect to the Series A Convertible Preferred Stock from the Company’s Certificate of Incorporation and eliminate the Company’s Series A Preferred Stock and (ii) a Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock to create out of the shares of the Company’s preferred stock, a series of preferred stock of the Company, to be named “Series B Convertible Preferred Stock,” consisting of 3,900,000 shares, which series shall have the designations, powers, preferences and rights and the qualifications, limitations and restrictions provided in such Certificate of Designation.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Financing

On October 27, 2009, the Company entered into a Series B Convertible Participating Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Vision Opportunity Master Fund, Ltd. (“Vision”) as a Purchaser (as defined therein) to (i) issue and sell the Company’s Series B Convertible Participating Preferred Stock (the “Series B Stock”) in the aggregate purchase price of up to $10,000,000 at a per share purchase price of $15.00 and (ii) issue Series B Warrants to Purchase Shares of Common Stock of the Company (the “Warrants”) to each Purchaser to purchase up to 100% of the number of shares of the Company’s Common Stock issuable upon conversion of the Series B Stock purchased at an exercise price equal to the Warrant Price (as defined in the Warrants) then in effect. The Warrants may be exercised on a net issuance basis as set forth therein and the Warrant Price is subject to adjustment including without limitation, reduction to a price equal to the consideration per share paid (if any) for Additional Shares of Common Stock (as defined in the Warrants). Such Warrants shall expire October 27, 2014. The initial closing under the Purchase Agreement took place on October 27, 2009 with Vision for a purchase price of $3 million in cash and $2.9 million from conversion of principal and interest under notes previously issued by the Company. The Company granted the Purchasers certain piggyback registration rights as further provided in the Purchase Agreement. Within ten days following receipt of a written request from Vision, the Company shall expand its Board of Directors by one seat and ensure that one person selected by Vision be appointed for such seat on the Board of Directors of the Company subject to approval of the Board of Directors of the Company which approval shall not be unreasonably withheld. The Company shall enter into an exchange agreement (the “Exchange Agreement”) with all holders of its Series A-1 Preferred Stock and Common Stock who purchase Series B Stock pursuant to the Purchase Agreement and shall issue Series B Stock in exchange for its Series A-1 Preferred Stock and Common Stock pursuant to such Exchange Agreement. The Company and Vision Capital Advisors LLC also terminated the Security Agreement dated as of July 2, 2009 in connection with the conversion of previously issued notes of the Company underlying the security interest thereof.

On October 27, 2009, the Company also entered into the Exchange Agreement with Vision and Vision Capital Advantage Fund, L.P. to exchange the Company’s Series A-1 Preferred Stock and Common Stock held for Series B Stock up to the number of shares of Series A-1 Preferred Stock held multiplied by the Purchase Ratio (as defined in the Exchange Agreement) and up to the number of shares of Common Stock held multiplied by the Purchase Ratio, as follows: for every one whole share of Series A-1 Preferred Stock, 1.78 shares of Series B Stock, and for every one whole share of Common Stock, 0.178 shares of Series B Stock.

On October 27, 2009, the Company also entered into the Omnibus Amendment to the Warrants to Purchase Shares of Common Stock with Vision and Vision Capital Advantage Fund, L.P. (the “Warrants Amendment”) to amend the exercise price of warrants held to $1.50 and to amend the expiration date of warrants held to October 27, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements contain words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” or the negative thereof or comparable terminology, and may include (without limitation) information regarding our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management and include, without limitation, those statements regarding the features of our ScanCath™ cardiac catheterization system including advanced imaging capabilities and reductions in radiation exposure to patients, operators, and staff; our expectation that we will have revenue in 2010 or later; our expected operating costs; our ability to continue as a going concern; our ability to raise additional capital and implement our business plan; availability of additional financing; the effect on the Company’s financial position, result of operations, or cash flows of final judgments of pending claims, charges, and litigation, if any, against the Company; the ability of the Company to recover a portion of any future amounts paid under indemnification agreements; the expected acceptance date of the deliverables under the Professional Services Agreement; our expectations regarding Triple Ring’s ability to exercise its warrant; our anticipation that we will renegotiate the terms of the warrant; our expectations regarding our ability to provide funding under the Professional Services Agreement; our belief that Triple Ring will not meet a delivery date prior to February 28, 2010; our expectation that Triple Ring’s warrant will terminate and not be exercisable; our anticipation regarding a discussion with Triple Ring for revised delivery date and deliverables; our belief that recognition of the deferred tax assets is not likely to be realized; our anticipation that licenses to NRCT will not competitive with NovaRay’s products; incurring manufacturing expenses in future years for personnel and equipment costs required for our product introduction and distribution; increased selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system; the success of early placements being critical to gathering strong customer references for future sales; our for need additional financial resources to meet our anticipated cash needs for working capital and capital expenditures for the next six months and our plans to evaluate the need for additional resources in fiscal 2009.

These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those factors described under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, and other filings we file with the Securities and Exchange Commission (the “SEC”), and those factors discussed under “Risk Factors” in this Quarterly Report on Form 10-Q. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations; competition; our ability to protect and market our intellectual property; the success of our cost-cutting measures; government regulations, requirements and approvals; pricing, development and manufacturing difficulties; our ability to make acquisitions and successfully integrate those acquisitions with our business; general industry and market conditions and growth rates; our ability to transition from a development stage company; our ability to market and distribute our products and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

The financial statements related to this discussion and analysis have been prepared assuming that we will continue as a going concern. As discussed in Note 2 to the financial statements under the heading “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2008, our recurring losses from operations and our dependence on receiving additional funding to continue operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Overview

NovaRay, Inc. was incorporated in June 2005. Shortly thereafter, the assets subject to security interests of underlying debt of NexRay were contributed to NovaRay, Inc. in connection with the foreclosure proceedings initiated by certain lenders of NexRay. Those lenders are our current investors. See Note 7.Related Party Transactions in the attached financial statements. We have incurred ongoing net losses totalling approximately $30.1 million since the date of inception of NovaRay, Inc. through September 30, 2009. To date, substantially all of our expenditures have primarily been related to development of the ScanCath™ cardiac catheterization system and administrative costs. We expect to incur manufacturing expenses in future years for personnel and equipment costs required for our product introduction and distribution. We also expect to incur increased sales and marketing and general and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system.

We have achieved no revenues to date. Our goal is to begin commercial sales for our cardiac catheterization imaging system in 2010 or later. We believe that the success of early placements will be critical to gathering strong customer references for future sales. Our efforts are subject to the risks inherent in the development of innovative products, including the risk that the product will be found to be ineffective, or that the product, if effective, will be difficult to manufacture on a large scale, or will be uneconomical to market. No assurance can be given that we will be able to produce our system in commercial quantities at acceptable costs or without delays, or that we will be able to market our system successfully. Any failure of our device to achieve acceptable market performance or the identification of technical deficiencies could lead to delays in the introduction and market acceptance of our product and could jeopardize the viability of our company. In addition, we will need to obtain additional regulatory approvals before our system can be sold in a number of significant international markets, and we may encounter delays in obtaining such approvals or other regulatory delays to the commercial productions of our system.

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

Common Stock Warrants

The Company from time to time issues common stock warrants as compensation for services or goods from non-employees. Preferred and Common Stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the FASB guidance.

Common stock warrants are valued using the Black-Scholes Model on the basis of the market price of the underlying common and preferred stock on the “valuation date.” We estimated the current stock price, which as a non-trading public company is not readily available. We valued the preferred stock using the last price at which a sale of Series A Convertible Preferred Stock was sold prior to the valuation date. With respect to our common stock we used a value consistent with the value of our Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has no liquidation preference, is convertible one-to-one to common, has no redemption features and is non-voting. Its features closely resemble that of our common stock. Volatility is estimated based on an average of six similar public companies. Expected term is the contract term, consistent with the guidance from the. The dividend yield of 0% is based on the dividend trend for most development stage companies. Risk free rates are based on US Treasury Bill rates.

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

Change in Fair Value of Warrants

Effective January 1, 2009 we adopted the FASB guidance provisions required to determine whether an instrument (or embedded feature) is indexed to an entity’s own stock. These provisions apply to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

As a result of adopting this guidance, 4,770,060 of our issued and outstanding Common Stock warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants impacted are the Series A, Amended Series J-A and Series J-A additional shares (See Note 5. Stockholders’ (deficit) equity). Upon adoption, we reclassified the fair value of the warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, as a cumulative effect adjustment, we reduced additional paid-in capital by $3.2 million, increased beginning accumulated deficit by $1.1 million and recorded $4.3 million to a long-term warrant liability to recognize the fair value of such warrants on the date of adoption. The fair value of these common stock warrants increased to approximately $4.4 million as of June 30, 2009 and increased to approximately $6.1 million as of September 30, 2009, primarily due to a reduction in the price of the warrants (See Note 5. Stockholders’ (deficit) equity) . We recognized a $1.7 million and $1.8 million net loss on change in fair value of warrant liabilities for the three and nine month periods ended September 30, 2009, respectively.

Income Taxes

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

The FASB The Company determined that it had no uncertain tax positions requiring financial statement recognition as of September 30, 2009 and has provided a 100% valuation allowance against its net deferred tax assets due to the uncertainty surrounding the realization of such assets.

Results of Operations

Sales and Marketing

Sales and marketing expenses consist primarily of payroll, payroll related expenses, third-party consulting expenses, corporate marketing costs and business development activities performed by Triple Ring for the Company. Sales and marketing costs decreased approximately $95,000 from $113,000 during the three months ended September, 30, 2008 to $18,000 during the three months ended September, 30, 2009. The decrease was primarily due to the reduction of one employee and elimination of third-party consultants, partially offset by increased activity with Triple Ring for business development activities. Sales and marketing costs decreased approximately $76,000 from $296,000 during the nine months ended September 30, 2008 to $220,000 during the nine months ended September, 30, 2009. The decrease was primarily due to a reduction in third-party consulting expenses due to the elimination of third-party consultants in the second quarter of 2009, partially offset by increased activity with Triple Ring for business development activities.

Approximately $12,000 was spent on business development activities with Triple Ring during the three months ended September, 30, 2009 compared with $0 during the three months ended September, 30, 2008. Approximately $90,000 was spent on business development activities with Triple Ring during the nine months ended September, 30, 2009 compared with $0 during the nine months ended September 30, 2008.

Research and Development

Research and development expenses consist primarily of payroll, payroll related expenses, expenses for Triple Ring performing research and development activities for the Company and expenses associated with the warrants issued to Triple Ring (See Note 7.Related Party Transactions). Research and development costs decreased approximately $2.4 million from $3.4 million during the three months ended September 30, 2008 to $1.1 million during the three months ended September 30, 2009. The decrease was primarily due to a reduction in development activity with Triple Ring and the accompanying warrant expense for Triple Ring services, partially offset by the cost of one employee previously classified as general and administrative expense. Research and development costs decreased approximately $4 million from $7.7 million during the nine months ended September 30, 2008 to $3.8 million during the nine months ended September 30, 2009. The decrease was primarily due to a reduction in development activity with Triple Ring and the reversal of warrant expense for Triple Ring services, partially offset by the cost of one employee previously classified as general and administrative expense and $47,000 in stock-based compensation expense for stock options granted during the first quarter of 2009.

Approximately $1 million was spent on research and development with Triple Ring during the three months ended September 30, 2009 compared with $3.4 million during the three months ended September 30, 2008. Included in these amounts is warrant expense for Triple Ring services of $0 during the three months ended September 30, 2009 and $224,000 during the three months ended September, 30 2008. Approximately $3.4 million was spent on research and development with Triple Ring during the nine months ended September 30, 2009 compared with $7.7 million during the nine months ended September 30, 2008. Included in these amounts is the reversal of warrant expense for Triple Ring services of $1.1 million during the nine months ended September 30, 2009 resulting from our expectation that certain warrants for which we had previously recorded expenses would expire unvested and $668,000 of warrant expense during the nine months ended September 30, 2008.

General and Administrative

General and administrative expenses consist primarily of payroll, payroll related expenses, third-party consulting expenses, legal and accounting fees, facilities, insurance, investor relations and regulatory costs. General and administrative costs decreased approximately $65,000 from $596,000 during the three months ended September 30, 2008 to $531,000 during the three months ended September 30, 2009. The decrease was primarily due the transfer of one employee to research and development; a reduction of one employee during the first quarter of 2009 and $149,000 in decreased third-party consultant expense. These decreases were partially offset by the hiring of two employees in the fourth quarter of 2008; $92,000 in increased legal fees; $45,000 in increased depreciation expense for tenant improvements placed in service in fiscal 2009; and $53,000 in stock-based compensation expense for stock options granted to employees and board members.

General and administrative costs increased approximately $134,000 from $2.1 million during the nine months ended September 30, 2008 to $2.2 million during the nine months ended September 30, 2009. The increase was primarily due to the hiring of two employees in the fourth quarter of 2008; $154,000 in increased audit costs for the Company’s new independent registered public accounting firm engaged during the third quarter of 2008; $149,000 in increased depreciation expense for tenant improvements placed in service in fiscal 2009; and $482,000 in stock-based compensation expense for stock options granted to employees and board members. These increases were partially offset by the cost of one employee moved to research and development; a reduction of one employee during the first quarter of 2009; $55,000 in decreased travel and entertainment expense; $419,000 in decreased third-party consultant expense; and $156,000 in decreased legal fees.

Other Income (Expense)

Other expense during the three months ended September 30, 2009, was $2.9 million, compared with other income of $27,000 during the three months ended September 30, 2008. Other expense during the nine months ended September 30, 2009, was $3.1 million compared with other income of $53,000 during the nine months ended September 30, 2008. Other expense during the three and nine month periods ended September 30, 2009 was primarily due to $1.7 million and $1.8 million, respectively, for the net loss on change in fair value of warrant liabilities. Other expense during the three and nine month periods ended September 30, 2009 was also primarily due to $1.1 million for the amortization of debt discount during the third quarter of 2009. There were no expenses during fiscal 2008 for net loss on change in fair value of warrant liabilities or amortization of debt discount. Other income during the three and nine month periods ended September 30, 2008, was primarily due to interest income on funds received from our financing activities during fiscal 2008.

Liquidity and Capital Resources

We require substantial additional funds to continue current operations, even in the short term. In addition, our need for funds will increase from period to period as we increase the scope of our development, marketing, and manufacturing activities including increased costs and resources necessary to meet our public company reporting requirements. From inception of NovaRay, Inc. through September 30, 2009, we have obtained proceeds of approximately $21 million through private placements of equity securities and approximately $5 million through the issuance of short term debt instruments. At September 30, 2009, our principal source of liquidity included cash and equivalents of approximately $384,000, compared with approximately $158,000 at June 30, 2009 and $5.7 million at December 31, 2008.

During the three and nine months ended September 30, 2009, our net loss was approximately $4.5 million and $9.3 million, respectively. On March 12, 2009, we entered into an agreement with Triple Ring, whereby Triple Ring agreed to make available to us a revolving line of credit in the aggregate amount of $1.5 million at a 2% annual interest rate. In July 2009, we raised gross proceeds of approximately $2.8 million through the sale of notes and warrants. In connection with this financing, the $1.5 million credit line established with Triple Ring in March 2009 was paid in full and terminated. After taking account of the funds used to repay in full and terminate the credit line and other transactional costs, the net proceeds of the financing were approximately $1.2 million.

In October 2009, we raised approximately $3 million through the sale of convertible participating preferred stock. Despite this financing, we do not have sufficient capital to attain our operational goal to begin commercial sales for our cardiac catheterization imaging system in 2010 or later and will need to raise additional funds in the first quarter of 2010. Accordingly, we need substantial additional funds to meet our anticipated cash needs for working capital and capital expenditures. Because we have never generated revenue and do not expect to do so until 2010 or later, we will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling our assets, if at all.

We may seek to sell additional equity or debt securities or obtain additional credit facilities to raise sufficient funds to meet our working capital and capital expenditure requirements. The sale of additional equity or convertible debt securities would result in substantial dilution to our stockholders. If additional funds are raised through the issuance of convertible debt securities, these securities would have rights senior to those associated with our Common Stock and Preferred Stock and would contain covenants that could restrict our operations. Additional financing may not be available at all, or in amounts or on terms acceptable to us. If we are unable to obtain this additional financing, we may be required to discontinue operations in either the short term or the long term. There can be no assurances that these actions, if taken, would result in cash flows sufficient to meet our ongoing operating needs. We may also need to seek protection under the U.S. Bankruptcy Code or otherwise liquidate our assets, which may result in the failure of our stockholders to receive value for their ownership of our stock.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 or 15d-15 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the course of the quarter ended June 30, 2009, management was able to implement the remediation plan and address the previous material weaknesses in our internal control over financial reporting. However, because of inherent limitations in the Company’s financial resources, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

The financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008, were prepared under the assumption that we will continue to operate as a going concern. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2008 includes an emphasis paragraph discussing conditions that raise a substantial doubt about our ability to continue as a going concern. We incurred losses of $15.2 million for the 2008 fiscal year and $1.9 million for the 2007 fiscal year. At December 31, 2008, our cash and equivalents were approximately $5.7 million.

During the nine month period ended September 30, 2009, our net loss was $9.3 million, and at September 30, 2009, our cash and equivalents were $384,000. On October 27, 2009, we entered into a Series B Convertible Participating Preferred Stock and Warrant Purchase Agreement and raised gross proceeds of approximately $3 million (See Note 8. Subsequent events). Despite raising these funds, we continue to believe we need additional funds to meet our anticipated cash needs for working capital and capital expenditures. Because we have never generated revenue and do not expect to do so until 2010 or later, we will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling our assets.

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

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 1, 2009, the holders of 7,490,639 shares of our Series A Preferred Stock executed an action by written consent of our Series A Preferred Stockholders authorizing and approving: (i) the amendment to the Company’s Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock to reduce the maximum number of Series A Preferred

Stock of the Company from 10,000,000 to 8,700,000; (ii) the Certificate of Designation of the Relative Rights and Preferences of the Series A-1 Convertible Participating Preferred Stock and (iii) issuance of Series A-1 Preferred Stock of the Company in exchange for Series A Preferred Stock of the Company. The holders of 1,201,569 shares of our Series A Convertible Preferred Stock withheld from the consent.

On October 27, 2009, each of the holders of shares of our Series A-1 Preferred Stock executed a written consent: (i) acknowledging and consenting to all of the provisions of the Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Participating Preferred Stock and (ii) acknowledging, consenting, voting and agreeing that shares of the Company’s Common Stock issued or issuable in connection with the conversion of the Company’s Series B Preferred Stock issued pursuant to the Series B Convertible Participating Preferred Stock and Warrant Purchase Agreement or the Exchange Agreement shall be excepted from the definition “Additional Shares of Common Stock” set forth in the Certificate of Designation of the Relative Rights and Preferences of the Series A-1 Convertible Preferred Stock of NovaRay Medical, Inc. No holders of shares of our Series A-1 Convertible Preferred Stock withheld from the consent.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits

3.1	Complete Copy of Certificate of Incorporation, as amended.(1)

3.2	Bylaws.(2)

3.3	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of NovaRay Medical, Inc.(3)

3.4	Certificate of Amendment of Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of NovaRay Medical, Inc.(4)

3.5	Certificate of Designation of the Relative Rights and Preferences of the Series A-1 Convertible Preferred Stock of NovaRay Medical, Inc.(5)

3.6	Certificate of Elimination of Series A Convertible Preferred Stock of NovaRay Medical, Inc.(6)

3.7	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of NovaRay Medical, Inc.(7)

4.1	Senior Secured 12% Convertible Bridge Note issued to Vision Opportunity Master Fund, Ltd. dated as of July 2, 2009.(8)

4.2	Warrant to Purchase Shares of Common Stock issued to Vision Opportunity Master Fund, Ltd. dated as of July 2, 2009.(9)

4.3	Amendment to Series A Warrant to Purchase Shares of Common Stock Number WA-07-12a with Vision Opportunity Master Fund, Ltd. dated as of July 2, 2009.(10)

4.4	Amendment to Series A Warrant to Purchase Shares of Common Stock Number WA-07-12b with Vision Capital Advantage Fund, L.P. dated as of July 2, 2009.(11)

4.5	Second Amendment to Series J-A Warrant to Purchase Shares of Common Stock Number W-JA- 07-1a with Vision Opportunity Master Fund, Ltd. dated as of July 2, 2009.(12)

4.6	Second Amendment to Series J-A Warrant to Purchase Shares of Common Stock Number W-JA- 07-1b with Vision Capital Advantage Fund, L.P. dated as of July 2, 2009.(13)

4.7	Form of Series B Warrant to Purchase Shares of Common Stock of NovaRay Medical, Inc.(14)

4.8	Omnibus Amendment to the Warrants to Purchase Shares of Common Stock of NovaRay Medical, Inc. dated as of October 27, 2009.(15)

10.1	Note and Warrant Purchase Agreement by and among NovaRay Medical, Inc. and the Purchasers dated as of July 2, 2009.(16)

10.2	Security Agreement with Vision Capital Advisors, LLC dated as of July 2, 2009.(17)

10.3	Exchange Agreement with Vision Opportunity Master Fund, Ltd. dated as of July 2, 2009.(18)

10.4	Exchange Agreement with Vision Capital Advantage Fund, L.P. dated as of July 2, 2009.(19)

10.5 *	Amendment to Executive Employment Agreement with Marc C. Whyte dated as of July 2, 2009.(20)

10.6 *	Amendment to Executive Employment Agreement with William Frederick dated as of July 2, 2009.(21)

10.7 *	Amendment to Executive Employment Agreement with Edward Solomon dated as of July 2, 2009.(22)

10.8	Exchange Agreement with Wheatley Medtech Partners, L.P., W Capital Partners II, L.P., Heartstream Capital B.V., Lloyd Investments L.P., Biobridge LLC and Lynda Wijcik dated as of August 21, 2009. (23)

10.9	Series B Convertible Participating Preferred Stock and Warrant Purchase Agreement by and among NovaRay Medical, Inc. and the Purchasers (as defined therein) dated as of October 27, 2009.(24)

10.10	Exchange Agreement with Purchasers dated as of October 27, 2009.(25)

31.1	Certification of Marc C. Whyte, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of William Frederick, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Marc C. Whyte, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William Frederick, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008.
(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-SB (No. 000-52731) filed with the SEC on July 20, 2007.
(3)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.
(4)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(6)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2009.
(7)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2009.
(8)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(9)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(10)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(11)	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(12)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(13)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(14)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2009.
(15)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2009.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(17)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(18)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(19)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(20)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(21)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(22)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2009.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2009.
(25)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2009.

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