Form 10-K
period 2009-12-31
NovaRay Medical, Inc.
filed 2010-03-31
CIK 1383529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009, was $0 as there was no public market for the registrant’s common stock.

As of March 20, 2010, there were 9,445,613 shares of common stock, par value $.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the Registrant’s 2010 Annual Meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

NOVARAY MEDICAL, INC.

FORWARD-LOOKING STATEMENTS

Statements in this document may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These forward-looking statements include, without limitation, those statements contained in this document regarding:

•	the effect of the going concern qualification from our auditors;

•	our belief that the modifications made to our system resulting in the upgraded ScanCath system will not require a new 510(k);

•	the fundamental design and operating principles of our system remaining the same;

•	our ability to successfully complete development of our product;

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

•	alternative applications of our proprietary systems;

•	growth or profitability of image-guided, minimally invasive cardiac procedures;

•	viability or success of applications beyond the cardiac catheterization market segment;

•	viability, success or challenges of abdominal, peripheral vascular, neurovascular and low-dose lung-nodule imaging;

•	success of our system and support at partner sites;

•	ability to achieve uptime goals;

•	our ability to build a team of sales professionals, supported by industry-experienced marketing, application, and technical service professionals;

•

our belief in the continuation of the trend of the increasing role played by alternative imaging modalities in the diagnosis and assessment of cardiovascular disease and its effect on the total number of patients referred for interventional procedures in the cardiac catheterization lab;

•	expectations regarding the standard of care of cardiac catheterization procedures, reimbursement of costs and our system as a replacement for current systems;

•	our ability to obtain placements in mixed-use electrophysiology / cardiac catheterization labs;

•	continued support of our clinical and scientific advisors;

•	challenges for any potential competitor to replicate our system;

•	the total number of patients referred for interventional procedures in the cardiac catheterization lab;

•	our anticipation that we will not pay cash dividends on our common stock in the foreseeable future;

•

our belief that we will be in compliance with federal, state, local laws and regulations and maintaining compliance will not have a material financial impact on future capital expenditures or results of operations;

•	our ability to compete and successfully sell our product in our target markets and capture significant market share;

•	our plans to expand operations and significantly grow sales and marketing operations, including the future hiring of sufficient numbers and types of qualified employees;

•	any competitive advantage or protection that our intellectual property rights will provide to us and the occurrence and timing of the availability of our product;

•	the establishment of initial partner sites by the end of 2010;

•	beginning commercial sales in the second quarter of 2011;

•	anticipated costs of development services, related tooling, marketing and materials;

•	our expectations regarding the impact of recent accounting pronouncements;

•	our anticipation that our system will be reimbursed under existing reimbursement codes;

•	our beliefs regarding trends regarding imaging modalities such as ultrasound, magnetic resonance imaging and CT;

•	our belief that we will not have to apply for new current procedural terminology (CPT) or diagnosis related groups (DRG) codes;

•	our anticipation that the licenses granted to NRCT LLC are not for applications that are competitive with NovaRay’s products;

•	our Director and Officer insurance policy enabling the Company to recover a portion of any future amounts paid; and

•	statements regarding initial commercial sales of our product.

These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those factors discussed from time to time in this document, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this document and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, increased competition; government regulations and requirements; pricing and development difficulties; our ability to develop, market and sell our product; changes in medical policy, including standard of care and reimbursement procedures; development of new technology that makes ours obsolete; a failure to obtain necessary supplies; changes in our relationships with our affiliates; our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this document.

PART I

ITEM 1.	BUSINESS

Overview

NovaRay Medical, Inc. (the “Company”, “NovaRay”, “we”, or “our”), a Delaware corporation, was formed in 2006 and is a medical imaging company focused on developing unique innovations in proprietary digital cardiac x-ray technology. NovaRay’s initial clinical offering, the ScanCath™ cardiac catheterization system, is designed to offer advanced imaging capabilities, coupled with reductions in radiation exposure to patients, operators, and staff. Approximately $106 million has been invested in the development of this system, and we have 23 issued U.S. patents with claims as to our system and its underlying technologies.

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

Product

Cardiac Catheterization Imaging System

The ScanCath™ is our next-generation fluoroscopic imaging device for cardiac catheterization. Our first-generation device, the Scanning Beam Digital X-Ray System, received 510(k) marketing clearance from the U.S. Food and Drug Administration (FDA), in September 1998 and our last variance granted by the FDA was in October 2009. We believe the modifications made to our system resulting in the upgraded ScanCath system will not require a new 510(k), based our evaluation of the applicable FDA guidelines. The fundamental design and operating principles of the system will remain the same and the changes made to the system were done to update obsolete components or processes and to take advantage of technological advances to improve system performance. We are in the latter stages of development of the system and documenting the system under FDA compliant design control standards. We have completed the design and implementation of the majority of key hardware with other key hardware components in testing and debug. After completion of design and implementation of hardware, we will need to perform integration testing and validation of final system. We will also need to place and install a system at a partner site and demonstrate satisfactory performance.

NovaRay’s proprietary technology is designed to provide for enhanced image quality, real-time multi-slice tomography, reduction in radiation exposure for physicians and patients, and open patient access. These advantages especially benefit the image-guided, minimally invasive cardiac procedures that are expected to rapidly grow in number and that are among the most profitable procedures for U.S. hospitals. The bulk of the market for cardiac catheterization imaging systems is controlled by the medical divisions of General Electric, Philips, Siemens, and Toshiba. Our goal is to capture significant market share within this market on the basis of the proprietary features and unique capabilities of our product. To date, NovaRay has not sold any products to customers.

We believe that our cardiac catheterization imaging system incorporates a number of unique developments. Our system uses a large-area scanning x-ray source to project an x-ray beam through the patient onto a small-area, high-efficiency detector. A high-speed computer reconstructs multi-slice tomographic images in real time. This geometry and reconstruction is designed to provide many imaging and performance advantages as well as radiation-reduction advantages for the patient, cardiologist, and catheterization lab staff. We believe these advantages will be compelling to interventional cardiologists and to a hospital’s cardiac program.

Dramatically reduce radiation. Our system’s inverse geometry and high-efficiency detector is designed to reduce the total radiation delivered to the physician and other hospital personnel by as much as 80% and is designed to reduce the radiation concentration exposure delivered to the patient by as much as 90%, . Conventional systems used for interventional procedures expose the patients to the equivalent of 200 to 500 chest x-ray equivalents per minute. Cardiac catheterization procedures typically have 10 to 30 minutes of imaging time and some lengthy procedures can have up to 60 minutes of imaging time, resulting in radiation exposures of up to 30,000 chest x-ray equivalents. With these high exposure levels and the increasing concern for radiation safety, the advantage of our system’s radiation exposure reduction to the patient is expected to be substantial. Many interventional cardiologists do not wear their radiation-monitoring badges to prevent detection of radiation overexposure and the corresponding loss of hospital privileges and income. Our system’s reduced radiation is expected to mitigate this compliance problem and is expected to enable an increased level of physician productivity and income. The reduced radiation to patients, cardiologists, and catheterization lab staff is expected to be both a safety benefit and a system advantage.

High image quality in large patients or when viewing at steep angles. We believe our system excels at imaging larger patients or viewing patients at steep angles utilizing a small-area detector at a large distance from the patient. For geometric reasons, virtually no scattered x-ray photons strike the x-ray detector. In conventional x-ray geometries, scattered x-rays impinge on the detector and add to background noise reducing image quality. These effects of scattered x-rays are more pronounced with large patients or when viewing patients at steep angles. Our detector is designed to receive negligible scattered x-ray radiation and is designed to maintain its high image quality even in these challenging imaging situations.

Real-time multi-slice tomography. Because of its unique scanning x-ray source, our system is designed to capture many different views through the patient at high speed with no motion of the gantry. A high-speed computer is designed to reconstruct multi-slice tomographic images in real time. The computer can combine all the tomographic slices to form a projection image, similar to conventional catheterization imaging systems, or the computer can select one or a few tomographic slices to form images with enhanced clarity of a specific region within the body.

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

Continuous high-quality diagnostic imaging at lower radiation exposure. Our inverse geometry and high-efficiency detector is designed to allow our system to produce high-quality diagnostic images at an equivalent radiation exposure as the lower-quality interventional mode of conventional systems. Further, our x-ray source cooling is designed to allow our system to operate longer in the diagnostic mode, rather than being limited to approximately 20-second intervals as with the current conventional systems.

Open patient access. The inverse geometry of our system is designed to allow the detector to be positioned approximately one meter above the patient. This open design is expected to be less claustrophobic to the patient and is expected to provide better patient access for the cardiologist.

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

Applications Beyond Cardiac Catheterization

We expect our proprietary systems to have many applications beyond the cardiac catheterization market segment. These other market segments include abdominal, peripheral vascular, neurovascular and low-dose lung-nodule imaging, perhaps enabling screening. We have an existing license agreement for certain of these other applications with NRCT LLC, an entity formed by certain of our officers and directors to license our technology for certain of these other applications. See Note 8.Related Party Transactions in the attached Financial Statements.

We believe our cardiac catheterization imaging system can be modified to address the abdominal, peripheral vascular, and neurovascular markets. These applications require a larger imaging field of view to image both legs simultaneously or the entire brain. We believe the field of view of our system may be increased by making the x-ray source physically larger. Other imaging requirements for these applications are expected to be generally less challenging than cardiac catheterization since there is no rapidly moving anatomy, as is the case with the heart.

Suppliers

We rely on third party suppliers and manufacturers for detector components, X-ray targets, cathodes and specialized massively parallel processors.

Sales and Marketing Strategy

The key elements of our sales and marketing strategy are:

Use partner sites to generate sales. We intend to place systems at one or two key partner sites with on-site technical support. We expect to provide clinical application specialists to work with the partner sites to ensure that the cardiologists maximize the utility and unique features of the system. These individuals will be direct employees of ours and will be fully trained before the initial systems are delivered to partner sites. These individuals will have the goal of 100% uptime of the system and will provide vital feedback to the engineering organization for quality improvement. We expect our partner sites to use these systems in clinical settings to demonstrate the advantages of our system and to generate sales.

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

Other imaging modalities such as ultrasound, magnetic resonance imaging (MRI), and computed tomography (CT) imaging have limitations and we do not expect any of them to displace cardiac catheterization imaging systems for the definitive diagnosis and guidance of catheter-based interventional procedures. These alternative imaging modalities are expected to play an increasing role in the diagnosis and assessment of cardiovascular disease. We expect this trend to continue, and we believe that this will increase the total number of patients referred for interventional procedures in the cardiac catheterization lab as these alternative imaging technologies help identify more patients who can benefit from these procedures.

Intellectual Property

We believe our intellectual property strategy is important to maintaining the advantages of our technology. As of March 15, 2010, we had 23 issued U.S. patents and have filed several international patents in Western Europe and Japan. Our patents expire beginning in 2015. We believe that our technology is substantially different from the technology used in other medical imaging systems, enabling us to generate a broad patent portfolio primarily around various aspects of the x-ray source, detector, and image-reconstruction, including:

•	Target/coolant/collimator apparatus;

•	X-ray source construction;

•	Detector apparatus;

•	Electron-beam scanning apparatus and method;

•	Image-reconstruction apparatus and methods; and

•	Locating catheter apparatus.

We believe that we will also have protection through trade secrets and domain knowledge regarding manufacturing processes, algorithms, software, and materials selection.

Governmental Regulation

As a manufacturer of medical devices, we are subject to the regulations and oversight of the FDA and other appropriate international regulatory bodies. X-ray based cardiac catheterization imaging systems are classified by the FDA as Class II devices, and are subject to performance standards outlined in the Code of Federal Regulations. We are also subject to other federal, state, local laws and regulations related to worker health and safety, and environmental protection. In addition, we are required to register with the State of California as a medical device manufacturer prior to shipment of the first unit. We believe we will be in compliance, in all material respects, with these other laws and regulations and that maintaining such compliance will not have a material financial impact on future capital expenditures or results of operations.

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

Reimbursement. We expect X-ray imaging for cardiac catheterization procedures to be a standard of care in the United States and other developed countries. The costs associated with such procedures are expected to be reimbursed. Our system is expected to be a replacement system for current systems that have standard reimbursement. Thus, we believe that we will not have to apply for new CPT or DRG codes.

Research and Development

Research and development expenditures for the years ended December 31, 2009 and 2008, were approximately $5.2 million and $11.9 million, respectively. NovaRay contracts with Triple Ring Technologies, Inc. (“Triple Ring”) to perform ongoing product development work, final assembly and testing for the Company’s cardiac imaging system (See Note 8.Related Party Transactions in the attached Financial Statements). Research and Development expenditures with Triple Ring for 2009 and 2008 were $4.8 million and $11.8 million, respectively.

Employees

At March 15, 2010, we had a total of four full-time employees. It is the Company’s policy for all employees to sign nondisclosure agreements as a condition of employment. None of the employees are represented by a labor union or is covered by a collective bargaining agreement. We have never experienced any employment-related work stoppages and we believe our relationship with our employees is good.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this document before purchasing shares of our common or preferred stock. Investing in our common stock involves a high degree of risk. If any of the following events or outcomes actually occurs, our business, operating results and financial condition could be materially and adversely affected. As a result, the value of our common stock could decline and you may lose all or part of the money you paid to purchase our common stock.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

The accompanying financial statements for the year ended December 31, 2009, were prepared under the assumption that we will continue to operate as a going concern. The report of our independent public accounting firm on our financial statements for the year ended December 31, 2009 includes a paragraph discussing conditions that raise a substantial doubt about our ability to continue as a going concern. We incurred losses of $4.4 million for the year ended December 31, 2009, and $15.2 million for the year ended December 31, 2008. As of December 31, 2009, our cash and equivalents amounted to approximately $1.3 million.

We require additional funds to continue operations. These funds, if available, may be from one or more public or private stock offerings, borrowings under bank or lease lines of credit, or other sources. Any additional financing may not be available on a timely basis on terms acceptable to us, or at all. Our ability to obtain such financing may be impaired by the current economic conditions and the lack of liquidity in the credit markets. Such financing, if available, may also be dilutive to stockholders or may require us to grant a lender a security interest in our assets. The amount of money we will need will depend on many factors, including:

•	revenues, if any, generated by sales of our system and any of our future products;

•	expenses we incur in developing and selling our system;

•	the commercial success of our research and development efforts; and

•	the emergence of competing technological developments.

If we are unable to secure additional funding or adequate funds are not available, we may have to discontinue operations; delay development or commercialization of our system; license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize; reduce marketing, customer support, or other resources devoted to our system; or any combination of these activities. Any of these results would materially harm our business, financial condition, and results of operations, and there can be no assurance that any of these results will result in cash flows that will be sufficient to fund our current or future operating needs.

An event of default under our Series A-1 Notes or our Series A-2 Notes could seriously harm our ability to develop our business.

In March 2010, we sold a principal amount of $1.3 million in Series A-1 Notes and established a line of credit of up to $208,000 pursuant to a single Series A-2 Note. The principal amount and interest accrued under these notes will be due and payable on June 30, 2010. At the time that the notes were issued, we entered into a security agreement, which secured the notes with a first priority security interest in all of our assets. Under the terms of the security agreement, we are prohibited from certain dispositions of our assets and permitting certain liens on our assets. These limitations may impair our ability to develop and operate our business. Specifically, the restriction on the disposition of our assets may hinder our ability to raise financing, and the limitation of our ability to permit liens on our assets could prevent us from borrowing funds in the future.

We can provide no assurances that we will have sufficient cash to pay the notes when they mature on June 30, 2010. If we are unable to pay our obligations under the notes and an event of default occurs, the noteholders could seek to enforce their rights under the security agreement, which could result in the noteholders receiving some or all of our assets in satisfaction of our debt. Loss of our assets, specifically our intellectual property, could have a material adverse effect on our business and could cause it to fail.

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

We have incurred net losses since inception and expect to continue to operate at a loss at least through 2009. As of December 31, 2009, we had an accumulated deficit of approximately $26.4 million. The Company has never been profitable, and we may never achieve or sustain profitability. The Company has not achieved any revenue to date. If our revenues grow more slowly than anticipated or fail to materialize or if operating expenses exceed our expectations, our ability to achieve profitability will be adversely affected. Our future operating results are likely to fluctuate substantially from period to period and will depend upon numerous factors, many of which are outside of our control. Such factors include, but are not limited to:

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

We currently have only four employees. We plan to expand our operations and significantly grow our sales and marketing operations. This expansion is expected to place a significant strain on our current management and will require hiring a substantial number of qualified personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our development and commercialization activities.

Our principal stockholders own a significant percentage of our stock and can exercise significant influence.

As of March 15, 2010, our principal stockholders, Vision Opportunity Master Fund and their affiliate, Vision Capital Advantage Fund, holds approximately 65% of the voting power based on the number of shares of our common stock issuable upon conversion of our Series B-1 Preferred Stock held by them. Accordingly, these stockholders will likely be able to determine the composition of a majority of our Board, retain the voting power to approve certain matters requiring stockholder approval, and continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control, a debt financing or an equity financing.

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

We have no experience in marketing, sales, and distribution of our system and currently have limited marketing and sales staff. We are in the process of establishing marketing, sales, and distribution capabilities in order to support our commercialization efforts. We will be required to recruit and retain highly trained salespeople, and no assurance can be given that such personnel will be available on terms acceptable to us. There can also be no assurance that our marketing and direct sales force, if established, will be successful in marketing our system to physicians and hospitals. Failure to establish an effective sales and marketing organization would have a material adverse effect on our business, financial condition, and results of operations. Our goal is to place our first systems with key initial partner sites by the end of 2010. If we are unsuccessful in doing so, our ability to generate revenue will be adversely affected. In addition, due to the limited market awareness of our system, we believe that the sales process could be lengthy, requiring us to educate patients and physicians regarding the benefits of our system.

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

The holders of Series B Preferred Stock and Series B-1 Preferred Stock are entitled to receive liquidation proceeds in preference to the holders of common stock

Upon a change in control, liquidation, dissolution or winding up of the affairs of our business, whether voluntary or involuntary, the holders of Series B Preferred Stock and Series B-1 Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to shares of our common stock. The amount of this preferential liquidation payment per share of Series B Preferred Stock (as adjusted to reflect any stock split, stock dividend, combination, recapitalization and the like) and Series B-1 Preferred Stock (as adjusted to reflect any stock split, stock dividend, combination, recapitalization and the like) is an amount equal to their original issue price, $15.00 per share. Because of the liquidation preference to which the holders of shares of Series B Preferred Stock and Series B-1 Preferred Stock are entitled, the amount available to be distributed to the holders of shares of our common stock upon a liquidation, dissolution or winding up of the affairs of our business could be substantially limited, reduced or eliminated.

Because we have no manufacturing experience for commercial-scale quantities of our system and we rely on third party suppliers for many of our components, we may be unable to control the availability of our system.

We have no manufacturing experience for commercial-scale quantities of our proprietary system. Our failure to enter into or maintain agreements with suppliers for sufficient quantities of components needed to manufacture our system or to enter into agreements with third parties to expand commercial-scale manufacturing capabilities as needed would have a material adverse effect on our business, financial condition, and results of operations. There can be no assurance that our current or future contract manufacturers will meet our requirements for quality, quantity, or timeliness. If the supply of any of our component parts is interrupted, alternative contract manufacturers may require prior FDA approval and/or validation and parts may not be available in sufficient volumes within required timeframes, if at all, to meet our production needs. Each of these factors could have a material adverse effect on our business, financial condition, and results of operations. We rely on third party suppliers and manufacturers for detector components, X-ray targets, cathodes and specialized massively parallel processors.

We are dependent on certain related parties for contract development services and commercialization of our technologies outside our anticipated primary markets.

To date, substantially all development of our technology and product has been performed by others. At present, we have contracted with Triple Ring to provide research and development services to prepare a commercial-ready version of the ScanCath X-ray fluoroscopy system. Approximately $4.8 million and $11.8 million were spent on research and development with Triple Ring during the years ended December 31, 2009 and 2008, respectively. Certain officers and directors of the Company own a total of 42.3% of Triple Ring’s outstanding shares. In part due to the development services not being performed by our employees, we have less ability to affect the likelihood of success of these research and development activities.

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

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of the recent changes in the rules and regulations that govern publicly held companies, including, but not limited to, certifications by the principal executive officer and the principal financial officer. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent listing and governance rules by stock exchanges. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting roles as directors and executive officers or may cause those who accept to seek greater insurance coverage from us for directors’ and officers’ insurance policies.

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

Our manufacturing operations will be required to comply with applicable QSR of the FDA, which incorporate the Good Manufacturing Practices regulations. QSR addresses the design controls, methods, facilities, and quality assurance controls used in manufacturing, packing, storing, and installing medical devices. Prior to shipment of our system, we will need to obtain the approval of Underwriters Laboratories, Inc. (UL) as required for electrical medical equipment in the U.S. There is no assurance that we will obtain UL approval in time for the sale of our first product, if at all. In addition, certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the United States. Furthermore, any FDA regulations now governing our system are subject to change at any time, which may cause delays and could have material adverse effects on our operations.

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

Our policy is to retain any earnings to provide funds for the operation and expansion of our business and, accordingly, we have not paid out cash dividends on our common stock and do not anticipate doing so in the future. So long as any shares of our Series B-1 Preferred Stock are outstanding, we will not declare, pay or set apart for payment any dividend or make any distribution on any classes and series of our equity securities, which by their terms do not rank senior to our Series B-1 Preferred Stock (including our Series A-1 Preferred Stock and common stock) (other than dividends or distributions payable in additional shares of such equity securities), unless at the time of such dividend or distribution we have paid all declared but unpaid dividends on the outstanding shares of our Series B-1 Preferred Stock

There is not now, and there may not ever be, an active market for our common stock.

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

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal and disclosure controls may be time consuming, difficult, and costly. Furthermore, we have experienced, and may in the future experience, material weaknesses in our internal and disclosure controls, which impacts the timeliness of our external financial reporting.

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

If management identifies additional material weaknesses or significant deficiencies in the future, correction could require additional remedial measures which could be costly and time-consuming. In addition, the discovery of further material weaknesses could also require us to restate our prior period operating results. This in turn could damage investor confidence in the accuracy and completeness of our financial reports, which could affect our stock price and potentially subject us to litigation.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

We do not meet the initial listing standards of the New York Stock Exchange, the Nasdaq Global Market, or other similar exchanges. Until our common stock is listed on an exchange, we expect that our common stock will be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or in the “pink sheets.” However, we have no current plans to seek to be quoted in those venues. In addition, in those venues, an investor may have difficulty in obtaining accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also increase the difficulty for us to raise additional capital.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters is located in Newark, California where we sublease approximately 24,054 square feet of offices lab, product assembly, storage and equipment space. This space is leased under an agreement that expires in 2013. We believe our current facilities are adequate to meet our current needs. See Note 5.Commitments and contingencies in the attached Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently engaged in legal proceedings that require disclosure under this Item.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Equity

There is currently no public trading market for our common stock. Our broker dealer submitted an application to the Financial Industry Regulatory Authority (“FINRA”) for our common stock to be quoted on the OTC Bulletin Board (“OTCBB”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current “bids” and “asks”, as well as volume information. On October 7, 2008 FINRA issued a deficiency letter requesting additional information in order to process the application. Our broker dealer had until April 5, 2009 to address the FINRA staff questions and provide the required information or the application will be abandoned by FINRA. In March 2009, we decided to discontinue our efforts to list our common stock on the OTCBB.

As of March 15, 2010, we had 9,445,613 shares of our common stock outstanding, which are held by approximately 56 stockholders of record.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. So long as any shares of our Series B-1 Preferred Stock are outstanding, we will not declare, pay or set apart for payment any dividend or make any distribution on any classes and series of our equity securities, which by their terms do not rank senior to our Series B-1 Preferred Stock (including our Series A-1 Preferred Stock and common stock) (other than dividends or distributions payable in additional shares of such equity securities), unless at the time of such dividend or distribution we have paid all declared but unpaid dividends on the outstanding shares of our Series B-1 Preferred Stock.

Purchase of equity securities by the issuer and affiliated purchasers

The following table sets forth certain information regarding our purchases made by or on behalf of the Company or any affiliated purchaser.

Period	Total number of shares (or units) purchased (b)	Average price paid per share (or unit) (b)	Total number of shares (or units) purchased as part of publicly as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or program (d)
October 27, 2009	188,490	(1)	—	—
			—	—

Total	188,490	(1)	—	—

(1)	Shares of the Company’s common stock were exchanged for the Company’s Series B Preferred stock pursuant to the Exchange Agreement dated as of October 27, 2009.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

NovaRay, Inc. was incorporated in June 2005, and shortly thereafter the assets along with the related underlying debt of NexRay were contributed to NovaRay, Inc. in connection with the foreclosure proceedings by certain lenders of NexRay that are our current investors. See Note 8.Related Party Transactions in the attached Financial Statements. We have incurred ongoing losses totaling approximately $25.3 million since the date of inception of NovaRay, Inc. through December 31, 2009. To date, substantially all of our expenditures have primarily been related to development of the ScanCath™ cardiac catheterization system and administrative costs. We expect to incur manufacturing expenses in future years for personnel and equipment costs required for our product introduction and distribution. We also expect to incur increased selling, general, and administrative expenses in connection with the development of our sales and marketing organization, the expansion of our facilities and staff, and the commercial launch of our system.

We have achieved no revenues to date. Our goal is to begin commercial sales for our cardiac catheterization imaging system in the second quarter of 2011. Commercial sales for our cardiac catheterization imaging system have been delayed due to delays in development arising from unavailability of financing. We have demonstrated operation of detector subsystem, demonstrated operation of gantry and established site plan requirements for first clinical site. After completion of design and implementation of hardware, we will need to perform integration testing and validation of the final system. We will also need to place and install a system at a partner site and demonstrate satisfactory performance. We believe that the success of early placements will be critical to gathering strong customer references for future sales. Our efforts are subject to the risks inherent in the development of innovative products, including the risk that the product will be found to be ineffective, or that the product, if effective, will be difficult to manufacture on a large scale, or will be uneconomical to market. No assurance can be given that we will be able to produce our system in commercial quantities at acceptable costs or without delays, or that we will be able to market our system successfully. Any failure of our device to achieve acceptable market performance or the identification of technical deficiencies could lead to delays in the introduction and market acceptance of our product and could jeopardize the viability of our company. In addition, we will need to obtain additional regulatory approvals before our system can be sold in a number of significant international markets, and we may encounter delays in obtaining such approvals or other regulatory delays to the commercial productions of our system. See Item 1A—Risk Factors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. We believe the following accounting policies are critical to the judgments and estimates we use in preparing our financial statements.

Common Stock Warrants issued for Services

The Company from time to time issues common stock warrants as compensation for services or goods from non-employees. common stock warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by the FASB guidance.

Common stock warrants are valued using the Black-Scholes Model on the basis of the market price of the underlying common stock on the “valuation date.” The fair value of the shares of common stock has been determined by the Board of Directors. Because there has been no public market for our common stock, the Board of Directors determine the fair value of common stock by considering number of objective and subjective factors including third party valuation report, operating performance, the lack of liquidity of capital stock, and trends in the broader medical equipment industry. Volatility is estimated based on an average of six similar public companies. Expected term is the contract term, the dividend yield of 0% and risk free rates are based on US Treasury Bill rates.

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

As a result of adopting this guidance, 4,770,060 of our issued and outstanding Common Stock warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants impacted are the Series A, Amended Series J-A and Series J-A additional shares (See Note 6.Redeemable convertible preferred stock and Stockholders’equity (deficit)). Upon adoption, we reclassified the fair value of the warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, as a cumulative effect adjustment, we reduced additional paid-in capital by $3.2 million, increased beginning accumulated deficit by $1.1 million and recorded $4.3 million to a long-term warrant liability to recognize the fair value of such warrants on the date of adoption.

Income Taxes

In accordance with standards for accounting for income taxes, a deferred income tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not the deferred income tax assets will be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, which has since been codified into ASC 740, and prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Results of Operations

Research and Development

Research and development expenses consist primarily of payroll, payroll related expenses, expenses for Triple Ring performing research and development activities for the Company and expenses associated with the warrant issued to Triple Ring (See Note 8.Related Party Transactions). Research and development costs decreased approximately $6.7 million from $11.9 million during the year ended December 31, 2008 to $5.2 million during the year ended December 31, 2009. The decrease was primarily due to a reduction in development activity with Triple Ring and the reversal of warrant expense for Triple Ring services, partially offset by the cost of one employee previously classified as general and administrative expense and $46,000 in stock-based compensation expense for stock options granted during 2009. Approximately $4.8 million was spent on research and development with Triple Ring during the year ended December 31, 2009 compared with $11.8 million during the year ended December 31, 2008. Included in these amounts is the reversal of warrant expense for Triple Ring services of $1.1 million during the year ended December 31, 2009 resulting from our expectation that certain warrants for which we had previously recorded expenses would expire unvested. Substantially all of our research and development activities are performed by Triple Ring.

Sales, General and Administrative

Sales, general and administrative expenses consist primarily of payroll, payroll related expenses, third-party consulting expenses, legal and accounting fees, facilities, insurance, investor relations, corporate marketing costs, business development activities performed by Triple Ring and regulatory costs. Sales, general and administrative costs decreased approximately $0.5 million from $3.4 million during the year ended December 31, 2008 to $2.9 million during the year ended December 31, 2009. The decrease was primarily due to decrease in legal fees, travel and entertainment and third-party consultant expense, partially offset by stock-based compensation and depreciation expense for tenant improvements placed in service in 2009. Approximately $92,000 was spent on business development activities with Triple Ring during the year ended December 31, 2009 compared with $0 during the year ended December 31, 2008.

Other Income (Expense)

Other income during the year ended December 31, 2009, was $3.7 million compared with other income of $61,000 during the year ended December 31, 2008. Other income during the year ended December 31, 2009 was primarily due to $6.0 million for the net gain on change in fair value of warrant liabilities, offset by $2.2 million for the amortization of debt discount. There were no expenses during fiscal 2008 for change in fair value of warrant liabilities or amortization of debt discount. Other income during the year ended December 31, 2008, was primarily due to interest income on funds received from our financing activities during fiscal 2008.

Liquidity and Capital Resources

We require substantial additional funds to continue current operations, even in the short term. In addition, our need for funds will fluctuate from period to period as the scope of our development, marketing, and manufacturing activities including costs and resources necessary to meet our public company reporting requirements varies. From inception of NovaRay, Inc. through December 31, 2009, we have obtained proceeds of approximately $23.4million through private placements of equity securities and approximately $ 4.8 million through the issuance of short term debt instruments. At December 31, 2009, our principal source of liquidity included cash and equivalents of approximately $1.3 million, compared with approximately $5.7 million at December 31, 2008.

During the year ended December 31, 2009, our net loss was approximately $4.4 million and we used $8.9 million in operating activities. On March 12, 2009, we entered into an agreement with Triple Ring, whereby Triple Ring agreed to make available to us a revolving line of credit in the aggregate amount of $1.5 million at a 2% annual interest rate. “The revolving line of credit consisted of Triple Ring’s forbearance of partial payments due by the Company under the amended Professional Services Agreement between the company and Triple Ring.” In July 2009, we raised gross proceeds of approximately $2.8 million through the sale of notes and warrants. In connection with this financing, the $1.5 million credit line established with Triple Ring in March 2009 was paid in full and terminated. After taking account of the funds used to repay in full and terminate the credit line and other transactional costs, the net proceeds of the financing were approximately $1.2 million. In October 2009, we raised approximately $3 million through the sale of preferred stock.

In March 2010, we raised approximately $1.3 million through the sale of notes and warrants and granted a security interest on our assets. Despite this financing, we believe that we do not have sufficient capital to continue current operations. Accordingly, we believe we need substantial additional funds to meet our anticipated cash needs for working capital and capital expenditures for the next ninety days. Because we have never generated revenue and do not expect to do so until 2011 or later, we will most likely be required to raise these additional funds through convertible debt, debt or equity financings. (See Note 10.Subsequent events).

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

Our dependence on additional funds to continue our operations and the uncertainty of our ability to raise such funds, as described above, raise a substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. (See Note 10.Subsequent events).

Off Balance Sheet Arrangements

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

The Company enters into standard indemnification agreements in our ordinary course of business and in connection with financings. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s investor business partners, suppliers or customers. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.

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

NOVARAY MEDICAL, INC.

(A development stage company)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Novaray Medical, Inc.

Newark, California

We have audited the accompanying balance sheets of Novaray Medical, Inc. (a development stage entity) as of December 31, 2009 and 2008 and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity(deficit), and cash flows for the years then ended and for the period from June 7, 2005 (inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Novaray Medical, Inc for the period from June 7, 2005 (inception) through December 31, 2007 were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 22, 2008. Our opinion on the consolidated statements of operations, convertible preferred stock and stockholders’ equity, and cash flows, insofar as it relates to the amounts included for the period from June 7, 2005 (inception) through December 31, 2007, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our report and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Novaray Medical, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from June 7, 2005 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the financial statements, effective January 1, 2009, the Company adopted accounting guidance to reclassify the fair value of certain warrants from equity to liability status.

/s/    BDO Seidman, LLP

March 31, 2010

San Jose, California

NOVARAY MEDICAL, INC.

(A Development Stage Company)

BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,254	$5,691
Receivables from Triple Ring	—	42
Other receivables	10	—
Security deposit with Triple Ring	353	500
Prepaid expenses to Triple Ring	78	141
Prepaid expenses and other current assets	88	194

Total current assets	1,783	6,568
Property and equipment, net	832	1,059
Restricted cash	—	135

Total assets	$2,615	$7,762

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable to Triple Ring	$826	$2,109
Accounts payable trade	43	172
Accrued liabilities to Triple Ring	—	508
Accrued liabilities	286	287
Deferred rent—short term portion	108	112
Notes payable	—	95

Total current liabilities	1,263	3,283
Deferred rent—less short term portion	279	463
Warrant liabilities	585	—

Total liabilities	$2,127	$3,746

Commitments and Contingencies (Note 5 and 9)
Redeemable convertible preferred stock, $0.0001 par value
Series B—3,900,000 and 0 shares authorized at December 31, 2009 and 2008, respectively; 1,757,258 and 0 shares issued and outstanding at December 31, 2009 and 2008, respectively (liquidation preference of $26,359 at December 31, 2009)	26,836	—

Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value
Series A—0 and 8,700,000 shares authorized at December 31, 2009 and 2008, respectively; 0 and 8,692,208 shares issued and outstanding at December 31, 2009 and 2008, respectively (no liquidation preference)	—	1
Series A-1—870,000 and 0 shares authorized at December 31, 2009 and 2008, respectively; 120,154 and 0 shares issued and outstanding at December 31, 2009 and 2008, respectively (no liquidation preference) Common stock, $0.0001 par value	—	—
Authorized shares—100,000,000; issued and outstanding shares—9,445,613 and 9,767,853 at December 31, 2009 and 2008, respectively	1	1
Additional paid-in capital	8	24,898
Deficit accumulated during the development stage	(26,353)	(20,880)
Less: treasury stock, at cost, 1,239,000 shares at December 31, 2009 and 2008	(4)	(4)

Total stockholders’ equity (deficit)	(26,348)	4,016

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$2,615	$7,762

The accompanying notes are an integral part of these financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended, December 31,		From Inception (June 7, 2005) to December 31, 2009
	2009	2008
Operating expenses:
Research and development (Note 2 and 8)	$5,205	$11,862	$17,415
Sales, general and administrative	2,919	3,391	11,034

Total operating expenses	8,124	15,253	28,449

Loss from operations	(8,124)	(15,253)	(28,449)
Other income (expense):
Interest income	7	71	242
Other income	29	2	153
Interest expense	(124)	(12)	(1,038)
Net gain on change in fair value of warrant liabilities	5,990	—	5,990
Amortization of debt discount	(2,163)	—	(2,163)

Total other income	3,739	61	3,184

Net loss	(4,385)	(15,192)	(25,265)
Deemed dividend	—	(2,178)	(2,178)
Loss on conversion of preferred and common stock	(3,546)	—	(3,546)

Net loss available to common stockholders	$(7,931)	$(17,370)	$(30,989)

Basic and diluted loss per share available to common shareholders	$(0.83)	$(1.85)	$(4.43)
Weighted average number of common shares outstanding used in basic and diluted loss per share available to common shareholders	9,523,429	9,386,647	7,002,106

The accompanying notes are an integral part of these financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Redeemable convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balances at June 7, 2005 (Inception)	—	—	—	$—	—	$—	$—	$—	$—	—	$—	$—
Issuance of common stock for cash in June 2005	—	—	—	—	5,050,713	1	39	—	—	—	—	40
Net loss	—	—	—	—	—	—	—	—	(2,604)	—	—	(2,604)

Balances at December 31, 2005	—	—	—	$—	5,050,713	$1	$39	$—	$(2,604)	—	$—	$(2,564)
Subscription for the purchase of common stock in October 2006	—	—	—	—	1,881,000	—	100	(100)	—	—	—	—
Purchase of treasury stock in October 2006	—	—	—	—	—	—	—	—	—	1,239,000	(4)	(4)
Issuance of Series A convertible preferred stock for cash at $0.60 per share, net of issuance costs of $25 in October 2006	—	—	650,001	—	—	—	365	—	—	—	—	365
Issuance of Series A convertible preferred stock in exchange for cancellation of debt at $0.60 per share in October 2006	—	—	1,916,580	—	—	—	1,150	—	—	—	—	1,150
Net loss	—	—	—	—	—	—	—	—	(1,150)	—	—	(1,150)

Balances at December 31, 2006	—	—	2,566,581	$—	6,931,713	$1	$1,654	$(100)	$(3,754)	1,239,000	$(4)	$(2,203)
Payment of subscription receivable in November 2007	—	—	—	—	—	—	—	100	—	—	—	100
Common stock issued in exchange for services in December 2007	—	—	—	—	1,316,091	—	1,683	—	—	—	—	1,683
Conversion of Preferred shares to common	—	—	(2,566,581)	—	2,566,581	—	—	—	—	—	—	—
Issuance of common stock for cash at $2.67 per share in December 2007	—	—	—	—	5,202	—	14	—	—	—	—	14
Issuance of shares for acquisition of Vision in a reverse merger transaction	—	—	—	—	187,266	—	—	—	—	—	—	—
Reclassification of treasury stock	—	—	—	—	(1,239,000)	—	—	—	—	—	—	—
Issuance of Series A convertible preferred shares in exchange for cash in December 2007, net of cash and non-cash issuance costs of $98 and $1,683, respectively	—	—	4,946,888	—	—	—	10,750	—	—	—	—	10,750
Net loss	—	—	—	—	—	—	—	—	(1,934)	—	—	(1,934)

Balances at December 31, 2007	—	—	4,946,888	$—	9,767,853	$1	$14,101	$—	$(5,688)	1,239,000	$(4)	$8,410
Modification of Series J stock warrants, Series J-A stock warrants and issuance of 1,872,660 additional Series J-A stock warrants	—	—	—	—	—	—	2,178	—	—	—	—	2,178
Deemed dividend related to Series J and Series J-A stock warrant modifications and issuance	—	—	—	—	—	—	(2,178)	—	—	—	—	(2,178)
Issuance of Series A convertible preferred shares in exchange for cash in September and October 2008, net of issuance costs of $298	—	—	3,745,320	1	—	—	9,702	—	—	—	—	9,703
Accretion of warrant costs to Triple Ring for professional services	—	—	—	—	—	—	1,095	—	—	—	—	1,095
Net loss	—	—	—	—	—	—	—	—	(15,192)	—	—	(15,192)

(A Development Stage Company)

STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—Continued

(In thousands, except share data)

	Redeemable convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-In Capital	Subscription Receivable	Accumulated Deficit	Treasury Stock		Total
	Shares	Amount	Shares	Amount	Shares	Amount				Shares	Amount
Balances at December 31, 2008	—	—	8,692,208	$1	9,767,853	$1	$24,898	$—	$(20,880)	1,239,000	$(4)	$4,016
Cumulative effect adjustment to recognize fair value of warrant liabilities	—	—	—	—	—	—	(3,171)	—	(1,088)	—	—	(4,259)
Exchange of Series A preferred for Series A-1 preferred stock and repurchase and cancellation of 38 Series A convertible preferred shares	—	—	(7,822,991)	(1)	—	—	1	—	—	—	—	—
Issuance of Series B preferred stock including shares issued upon conversion of bridge loan, net of issuance costs of $98,034	390,377	5,758	—	—	—	—	—	—	—	—	—	—
Conversion of Series A-1 preferred and common stock to Series B Preferred Stock	1,366,881	21,231	(749,063)	—	(188,490)	—	21,231	—	—	—	—	(21,231)
Stock-based compensation	—	—	—	—	—	—	643	—	—	—	—	643
Issuance of warrants in connection with Series B	—	(153)	—	—	—	—	—	—	—	—	—	—
Research and development expense reversal associated with performance based warrant	—	—	—	—	—	—	(1,124)	—	—	—	—	(1,124)
Repurchase of restricted stock	—	—	—	—	(133,750)	—	(8)	—	—	—	—	(8)
Net loss	—	—	—	—	—	—	—	—	(4,385)	—	—	(4,385)

Balances at December 31, 2009	1,757,258	$26,836	120,154	$—	9,445,613	$1	$8	$—	$(29,353)	1,239,000	$(4)	$(26,348)

The accompanying notes are an integral part of these financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,		From Inception (June 7, 2005) to December 31, 2009
	2009	2008
Cash Flows From Operating Activities:
Net loss	$(4,385)	$(15,192)	$(25,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	247	36	321
Stock-based compensation expense	643		643
Non-cash research and development expense (expense reversal) associated with performance based warrant	(1,124)	1,095	—
Gain on change in fair value of warrant liabilities	(5,990)	—	(5,990)
Amortization of debt discount	2,163	—	2,163
Reversal of security interest liability related to debt holder	(158)	—	(610)
Loss on conversion of preferred debt	—	—	252
Beneficial conversion of convertible debt	—	—	264
Writedown of purchased intellectual property	—	—	2,016
Interest expense capitalized as long term debt	—	—	255
Interest expense converted to preferred stock	—	—	273
Loss on sale of fixed assets	1	—	1
Changes in operating assets and liabilities:
Receivables from Triple Ring	42	(28)	—
Other receivables	(10)	(131)	(10)
Prepaid expenses to Triple Ring	63	(141)	(78)
Prepaid expenses and other current assets	106	(46)	(88)
Accounts payable to Triple Ring	179	1,980	2,288
Accounts payable trade	(129)	(265)	43
Accrued liabilities	160	82	447
Accrued liabilities to Triple Ring	(508)	508	—
Deferred rent	(188)	575	387

Net cash used in operating activities	(8,888)	(11,527)	(22,688)

Cash Flows From Investing Activities:
Property and equipment	(21)	(1,053)	(1,154)
Restricted cash	135	(135)	—
Security deposit with Triple Ring	147	(500)	(353)

Net cash provided by (used in) investing activities	261	(1,688)	(1,507)

Cash Flows From Financing Activities:
Proceeds from subscriptions receivable	—	—	100
Proceeds from issuance of short term debt	2,750	—	4,794
Proceeds from sale of preferred stock	3,000	10,000	23,430
Repayment of notes payable	—	(30)	(30)
Repayment of Triple Ring line of credit	(1,462)	—	(1,462)
Payment on extinguishment of debt	—	—	(10)
Issuance costs incurred in sale of Series A convertible preferred stock	(98)	(298)	(1,523)
Proceeds from sale of common stock	—	—	154
Purchase of treasury stock	—	—	(4)

Net cash provided by financing activities	4,190	9,672	25,449

Net (decrease) increase in cash and cash equivalents	(4,437)	(3,543)	1,254
Cash and cash equivalents—beginning of period	5,691	9,234	—

Cash and cash equivalents—end of period	$1,254	$5,691	$1,254

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$27
Cash paid for taxes	$—	$34	$39
Supplemental disclosures of non-cash financing activities:
Conversion of Series A to A-1	$1	$—	$1
Loss on Conversion of preferred and common stock	$3,546	$—	$3,546
Conversion of Bridge loan to Series B	$2,750	$—	$2,750
Accounts payable to Triple Ring exchange for note payable	$1,462	$—	$1,462
Modification of Series J and Series J-A stock warrants	$—	$2,178	$2,178
Common stock issued as offering costs	$—	$—	$1,683
Warrants issued in connection with debt and equity financing	$2,316	$—	$6,084
Convertible preferred stock issued in exchange for cancellation of debt	$—	$—	$4,001
Long term debt assumed at inception in connection with intellectual property	$—	$—	$2,016
Interest expense capitalized as long term debt	$—	$—	$255
Interest expense converted to preferred stock	$106	$—	$379

The accompanying notes are an integral part of these financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1. Description of Business

NovaRay Medical, Inc. (the “Company”, “NovaRay”, “we”, or “our”), a Delaware corporation, is a development stage medical imaging company focused on developing unique innovations in proprietary digital cardiac x-ray technology. NovaRay’s initial clinical offering, the ScanCath™ cardiac catheterization system, is designed to offer advanced imaging capabilities, coupled with reductions in radiation exposure to patients, operators, and staff. We have 23 issued U.S. patents with claims as to our system and its underlying technologies.

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

Going Concern

We require substantial additional funds to continue operations, even in the short term. As reflected in the accompanying financial statements, the Company is in the development stage, has a net loss since inception of $25.3 million and has used cash in operations of $22.7 million since inception. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

During the year ended December 31, 2009, our net loss was $4.4 million, and at December 31, 2009, our cash and equivalents were $1.3 million. In March 2010, we raised approximately $1.3 million through the sale of notes and warrants. Despite this financing, we believe that we do not have sufficient capital to continue current operations. Accordingly, we believe we need additional funds to meet our anticipated cash needs for working capital and capital expenditures for the next ninety days. Because we have never generated revenue and do not expect to do so until 2011 or later, we will most likely be required to raise these additional funds through convertible debt, debt or equity financings or by selling our assets. (See Note 10.Subsequent Events).

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

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain amounts reported in the accompanying financial statements for 2008, and the inception to date financial information, have been reclassified to conform to the 2009 presentation. Such reclassifications had no material effect on previously reported results of operations, total assets or accumulated deficit.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying value of a long-lived asset exceeds its fair value. Through December 31, 2009, there have been no such impairment losses.

Restricted Cash

Restricted cash at December 31, 2008 reflected a security deposit for the landlord of our headquarters’ facility in the form of an irrevocable standby letter of credit with our bank. On March 12, 2009, the Company and

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company’s common stock warrants are valued using the Black-Scholes model on the basis of the fair value of the underlying common stock on the valuation date, which for warrants related to contracts that have substantial disincentives for non-performance is the date of the contract, and for all other contracts is the vesting date. Expense related to the warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period. Where expense must be recognized prior to a valuation date, the expense is computed under the Black-Scholes option-pricing model on the basis of the fair value of the underlying common stock at the end of the period, and any subsequent changes in the fair value of the underlying common stock through the valuation date is reflected in the expense recorded in the subsequent period in which that change occurs. No expense is recorded for warrants for which vesting is based on defined performance criteria until such vesting is more likely than not to occur based on the achievement of milestones.

Warrant Liabilities at Fair Value

The Company from time to time issues common stock warrants in connection with private placements of equity securities and convertible debt instruments. Common stock purchase warrant liabilities are recorded on the basis of their fair value, which is measured as of the date of the balance sheet in the accompanying financial statements.

Stock-based Compensation

The Company recognizes stock-based compensation expense by estimating the fair value of each option award on the date of grant using the Black-Scholes option-pricing model. Expected volatility was based on the historical volatility of a peer group of publicly traded companies. The expected term of options was based upon the simplified method provided by the SEC. The risk-free rate for the expected term of the option is based on the U.S. Treasury Constant Maturity rate.

Loss per share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the effects of the potential dilution of outstanding warrants, restricted stock and convertible debt and preferred stock (“common

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

stock equivalents”) on the Company’s common stock. Outstanding common stock equivalents that are excluded from the calculation of diluted net loss per share as their effect is anti-dilutive totaled 17,262,389 and 11,942,932 as of December 31, 2009 and 2008, respectively.

Income Taxes

In accordance with standards for accounting for income taxes, a deferred income tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred income tax assets unless, based upon available evidence, it is more likely than not the deferred income tax assets will be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, which has since been codified into ASC 740, and prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting for fair value measurements and disclosures. This amendment details additional disclosures on fair value measurements, requires a gross presentation of activities within a Level 3 rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and Level 2 measurements. The new disclosures are required of all entities that are required to provide disclosures about recurring and nonrecurring fair value measurements. This amendment is effective in the first interim or reporting period beginning after December 15, 2009, with an exception for the gross presentation of Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010, and for interim reporting periods within those years. The adoption of this amendment is not expected to have a material impact on the Company’s financial statement disclosures.

In June 2009, the FASB issued new guidance that established the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The FASB is not issuing new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it is issuing Accounting Standards Updates. The FASB does not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. The Company updated its disclosures to conform to the Codification in this Annual Report on Form 10-K for the year ended December 31, 2009.

In June 2009, the FASB issued new guidance that amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance are effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of this new guidance is not expected to have a material effect on the Company’s financial statements.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In May 2009, the FASB issued new guidance which establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. This new guidance is for interim or annual periods ending after June 15, 2009, and: (i) sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, (ii) identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that should be made about events or transactions that occur after the balance sheet date. This new guidance provides largely the same framework for the evaluation of subsequent events which previously existed only in auditing literature. The Company has performed an evaluation of subsequent events through March 31, 2010, which is the day the financial statements were issued.

Impact of Recently Adopted Accounting pronouncements

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

In June 2008, the FASB issued ASC 815 (pre-Codification EITF 07-5) that clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify for classification as liabilities. The new guidance in ASC 815 became effective for the first annual reporting period beginning after December 15, 2008. The Company adopted ASC 815 on January 1, 2009.

As a result of adopting ASC 815, 4,770,060 of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants impacted are the Series A, Amended Series J-A and Series J-A additional shares. Upon adoption, we reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue. On January 1, 2009, as a cumulative effect adjustment, we reduced additional paid-in capital by $3.2 million, increased beginning accumulated deficit by $1.1 million and recorded $4.3 million to a long-term warrant liability to recognize the fair value of such warrants on the date of adoption.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

These common stock purchase warrants were initially issued in connection with our previous private placements of equity securities during fiscal years 2007 and 2008. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, we estimate the fair value of these warrants using the Black-Scholes option pricing model.

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

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one—Quoted market prices in active markets for identical assets or liabilities;

•	Level two—Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three—Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows:

	Level 1	Level 2	Level 3	Dec. 31, 2009
Fair value of warrants	$—	$—	$585,000	$585,000

A summary of the activity of the fair value of the Level 3 liabilities is as follows:

	Beginning Value of Level 3 Liabilities	Additional Level 3 Liabilities Incurred	Liabilities extinguished	Net Gain on Change in Fair Value of Level 3 Liabilities	Ending Fair Value of Level 3 Liabilities
For the twelve months ended December 31, 2009	$4,295,000	$2,280,000	$—	$(5,990,000)	$585,000

We have no assets that are measured at fair value on a recurring basis.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

3. Property and Equipment, net

Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Computer and office equipment	$14	$13
Machinery and equipment	105	91
Furniture and fixtures	200	200
Leasehold Improvements	834	829

	1,153	1,133
Less: accumulated depreciation and amortization	(321)	(74)

Property and equipment, net	$832	$1,059

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2009 and 2008 was $247,000 and $36,000, respectively.

4. Notes Payable

The Company received certain assets subject to a prior security interest under a series of promissory notes issued to stockholders and financial institutions in connection with the initial organization of NovaRay, Inc., in the aggregate amount of $728,000 for the purpose of developing intellectual property that will be utilized in the Company’s planned product. These notes bear interest at rates ranging from 9% to 12% annually, were secured by the assigned assets, and are payable upon demand of the holders. In October 2007, most of these notes were converted into NovaRay, Inc.’s Series A Preferred Stock. During the year ended December 31, 2009, the Company reversed the remaining security interest liability under the notes of $158,000 related to the aggregate principal balance remaining under the promissory notes of $95,000 and accrued interest of $63,000 upon expiration of prior security interest.

In March 2009, the Company and Triple Ring entered into a Credit and Security Agreement. Under the Credit and Security Agreement, Triple Ring agreed to make available to the Company, on a revolving basis, a line of credit in an amount of up to $1.5 million (the “Credit Line”) with an annual interest rate of 2%. The Credit Line consisted of Triple Ring’s forbearance of partial payments due by the Company under the amended Professional Services Agreement between the Company and Triple Ring. The Credit Line was secured by all of the Company’s assets on a first priority security interest. The Credit Line was closed and all outstanding balance was repaid on July 2, 2009, and the security interest held by Triple Ring was terminated, releasing the lien on all Company assets.

In July 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”) with Purchasers (as defined therein) to issue and sell senior secured 12% convertible bridge notes (individually, a “Convertible Note” and collectively, the “Convertible Notes”) in the aggregate principal amount of up to $4.3 million. Under the terms of the Note and Warrant Purchase Agreement, the Company issued a Convertible Note to Vision Opportunity Master Fund, Ltd. (“Vision”) in the principal amount of $2.8 million on July 2, 2009. The Convertible Note was secured by all the Company’s assets with a security agreement in favor of the holder of the Convertible Note. The Convertible Note was convertible only if the Company raised $5 million of additional funds (defined as a “Qualified Financing” in the Note and Warrant Purchase Agreement). If a Qualified Financing (as defined in the Convertible Note) had occurred, all outstanding

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

principal and accrued interest would automatically convert into the securities of the Company issued or issuable in the Qualified Financing by dividing (x) the outstanding principal balance and accrued interest by (y) a conversion price which shall be equal to the lesser of (i) 85% of the price of Qualified Financing Stock or (ii) the Conversion Price of $2.67 (as defined in the Convertible Note). If a Qualified Financing did not occur, the outstanding principal balance and all accrued interest would become due and payable on December 31, 2009. As described in Note 6, in October 2009, the Company settled outstanding principal balance of $2,750,000 and accrued interest $106,000 through the issuance of 190,360 shares of Series B convertible preferred stock. Prior to the settlement of the Convertible Note, a Qualified Financing did not occur and the Convertible Note never became convertible, based on its original terms. (See Note 6. Redeemable Convertible Preferred Stock and Stockholders’ Equity).

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

The fair value of $2.2 million was recorded as a debt discount, representing additional financing costs, as of the issuance date with the corresponding amount as a warrant liability. The debt discount was amortized to interest expense during the year ended December 31, 2009. Warrant liability is subject to re-measurement on a quarterly basis until the warrant has been exercised.

5. Commitments and contingencies

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

Future minimum lease payments under the non-cancelable headquarters’ lease agreement as of December 31, 2009 were as follows (in thousands):

2010	$437
2011	448
2012	463
2013	276
2014	—

Total minimum payments	$1,624

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Rent expense including common area maintenance was $155,000 and $259,000 for the years ended December 31, 2009 and 2008, respectively.

Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. In the opinion of management, final judgments from such pending claims, charges, and litigation, if any, against the Company, would not have a material adverse effect on the Company’s financial position, result of operations, or cash flows.

Indemnification

As permitted under Delaware law, the Company has agreements whereby the Company has indemnified our officers, directors and certain employees for certain events or occurrences while the employee, officer or director is, or was serving, at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and may enable the Company to recover a portion of any future amounts paid. As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009 and 2008.

The Company enters into standard indemnification agreements in our ordinary course of business. Pursuant to these agreements, the Company agrees to indemnify, defend, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, suppliers or customers. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred any costs to defend lawsuits or settle claims related to these indemnification agreements. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009 and 2008.

6. Redeemable convertible preferred stock and Stockholders’ equity (deficit)

The Company has authorized capital of 110,000,000 shares, of which 100,000,000 are designated as common stock, par value $0.0001 per share (the “Common Stock”), and 10,000,000 are designated as preferred stock, par value $0.0001 per share (the “Preferred Stock”). As of December 31, 2009, 3,900,000 shares of Preferred Stock were designated as Series B Preferred Stock and 870,000 shares of Preferred Stock were designated as Series A-1 Preferred Stock. As of December 31, 2009, the Series B and Series A-1 Preferred Stock were convertible at the rate of one share for ten shares of our common Stock, subject to adjustment. As of December 31, 2009, the Company had outstanding 9,445,613 shares of common stock and 1,877,412 shares of Preferred Stock. Additionally, there are outstanding warrants to purchase an aggregate of up to 10,605,845 shares of our common Stock.

Common Stock

As of December 31, 2009, the holders of common stock are entitled one vote for each share held and to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

the prior rights of holders of all classes of stock having priority rights as dividends. No dividends have been declared or paid as of December 31, 2009, although the Company has recorded non-cash expense for deemed dividends, including loss on conversion of common stock and Series A-1 preferred stock into Series B preferred stock.

In October 2006, the Company entered into a restricted stock purchase agreement for 642,000 shares of common stock (See Note 8.Related party transactions).

Preferred Stock

In October 2009, the Company entered into a Series B Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Vision Opportunity Master Fund, Ltd. (“Vision”) as a Purchaser (as defined therein) to (i) issue and sell the Company’s Series B Preferred Stock (the “Series B Stock”) in the aggregate purchase price of up to $10,000,000 at a per share purchase price of $15.00 and (ii) issue Series B Warrants to Purchase Shares of common stock of the Company (the “Warrants”) to each Purchaser to purchase up to 100% of the number of shares of the Company’s common stock issuable upon conversion of the Series B Stock purchased at an exercise price equal to the Warrant Price (as defined in the Warrants) then in effect. The Warrants may be exercised on a net issuance basis as set forth therein and the Warrant Price is subject to adjustment including without limitation, reduction to a price equal to the consideration per share paid (if any) for Additional Shares of common stock (as defined in the Warrants). Such Warrants shall expire October 27, 2014. The initial closing under the Purchase Agreement took place on October 27, 2009 with Vision for a purchase price of $3 million in cash and $2.9 million from conversion of principal and interest under notes (See Note 4.Notes Payable) previously issued by the Company. The Company granted the Purchasers certain piggyback registration rights as further provided in the Purchase Agreement. Within ten days following receipt of a written request from Vision, the Company shall expand its Board of Directors by one seat and ensure that one person selected by Vision be appointed for such seat on the Board of Directors of the Company subject to approval of the Board of Directors of the Company which approval shall not be unreasonably withheld. The Company entered into an exchange agreement (the “Exchange Agreement”) with all holders of its Series A-1 Preferred Stock and common stock who purchased Series B Stock pursuant to the Purchase Agreement and issued Series B Stock in exchange for its Series A-1 Preferred Stock and common stock pursuant to such Exchange Agreement. The Company and Vision Capital Advisors LLC also terminated the Security Agreement dated as of July 2, 2009 in connection with the conversion of previously issued notes of the Company underlying the security interest thereof.

In October 2009, the Company also entered into the Exchange Agreement with Vision and Vision Capital Advantage Fund, L.P. to exchange the shares of the Company’s Series A-1 Preferred Stock and common stock for shares of Series B Stock equal to the number of shares of Series A-1 Preferred Stock held multiplied by the Purchase Ratio (as defined in the Exchange Agreement) and up to the number of shares of common stock held multiplied by the Purchase Ratio, as follows: for every one whole share of Series A-1 Preferred Stock, 1.78 shares of Series B Stock, and for every one whole share of common stock, 0.178 shares of Series B Stock.

As a result of the October financing, 749,063 shares of Series A-1 Preferred Stock and 188,490 shares of common stock converted into 1,366,881 shares of Series B Preferred stock.

As part of the Series B financing, 390,377 shares of Series B Preferred Stock were issued for cash and conversion of principal and interest under notes previously issued by the Company. The aggregate gross proceeds were $5.9 million, including the conversion of $2.9 million in principal and interest under notes previously issued by the Company. Warrants to purchase 2,070,452 shares of common stock were issued in connection with the Series B financing.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The original terms of Series A-1 and common stock did not include a conversion right into Series B. The Company recorded a loss attributable to the common stockholders on the conversion of the shares of Series A-1 and common stock into shares of Series B preferred stock. The loss of $3.5 million represents the excess of the fair value of the Series B and warrants of $27.1 million issued to the holders of the Series A-1 and common, net of the cash and converted debt invested of $5.9 million and the carrying amount of the Series A-1 and common stock prior to the conversion of $17.7 million.

The loss on the exchange of the preferred and common stock in the connection with the Series B financing is added to the net loss in determining the net loss available to common stockholders for purposes of computing loss per share. The respective fair values of shares of Series B and common stock were determined by the board, based on valuation performed by an independent third party.

The carrying value of $17.7 million related to the 749,063 shares of Series A-1 preferred stock and 188,499 shares of common stock that was converted into Series B preferred stock was reclassified from equity (preferred stock, common stock and additional paid-in capital) to mezzanine (redeemable convertible preferred stock) upon conversion.

Series B Preferred stock has been presented in the mezzanine section of the balance sheet due to the deemed liquidation preference of Series B Preferred stock in accordance with ASC 480-10-S99-3A (pre-Codification EITF No. D-98).

Series B Preferred stock have a liquidation preference equal to original issue price over the Series A-1 preferred holders and common stockholders. Holders of preferred stock and common stock are entitled to dividends when and if declared by the Board of Directors on a pro rata basis with all preferred and common stock. Series B Preferred is non-voting and is convertible at one-to-ten to common stock.

In December 2007, September 2008 and October 2008, the Company completed the private placements of 4,946,888 shares, 1,872,660 shares and 1,872,660 shares, respectively, of Series A Preferred Stock. Subject to conversion restriction which restricts the preferred stockholder and its affiliates from beneficially owning more than 4.99% of the then issued and outstanding shares of Common Stock unless a 61-day waiver notice had been provided, the Series A Preferred Stock and Series A-1 Preferred Stock are convertible into Common Stock at the option of the preferred stockholder. Upon our issuance of certain shares of Common Stock at prices less than $2.67 per share, subject to certain exclusions, the conversion rate of the Series A Preferred Stock and Series A-1 Preferred Stock are subject to upward adjustment so as to cause a share of outstanding Series A Preferred Stock and Series A-1 Preferred Stock to be potentially convertible into additional shares of common stock. In the event of a liquidation, dissolution or winding up of the Company, the conversion rights shall terminate at the close of business on the last full day preceding the date fixed for the payment of any such amounts distributable on such event to the holders of our Series A Preferred Stock and Series A-1 Preferred Stock. The Series A Preferred Stock has no liquidation preference, is convertible one-to-one to common stock subject to certain adjustments, has no redemption features, has dividend rights on a pari passu basis with the common stock and is non-voting. The Series A-1 Preferred Stock has no liquidation preference, is convertible one-to-ten to common stock subject to certain adjustments, has no redemption features, has dividend rights on a pari passu basis with the common stock and is non-voting.

On July 1, 2009, the Company reduced the authorized number of shares of Series A Preferred Stock by amending the certificate of designation defining its rights. The Company subsequently filed a certificate of designation to authorize the creation of a new class of Series A-1 Preferred Stock with 870,000 authorized shares.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

On July 2, 2009, the Company entered into Exchange Agreements with Vision and Vision Capital Advantage Fund, L.P. to exchange 7,490,630 shares of the Company’s Series A Preferred Stock for 749,063 shares of the Company’s Series A-1 Preferred Stock and 9 shares of the Company’s Series A Preferred Stock for $24.03 in cash.

On August 21, 2009, the Company entered into an Exchange Agreement with Wheatley Medtech Partners, L.P., W Capital Partners II, L.P., Heartstream Capital B.V., Lloyd Investments L.P., Biobridge LLC and Lynda Wijcik to exchange 1,201,569 shares of the Company’s Series A Preferred Stock for 120,154 shares of the Company’s Series A-1 Preferred Stock and 29 shares of the Company’s Series A Preferred Stock for $77.43 in cash.

To the extent any holder of the Company’s Series A Preferred Stock has any rights under the Series A Preferred Stock and Warrant Purchase Agreement dated as of December 27, 2007, such rights apply with the necessary changes to the Company’s Series A-1 Preferred Stock. No dividends have been declared to date on the Series A Preferred Stock or the Series A-1 Preferred Stock.

Common Stock Warrants

All of the warrants outstanding at December 31, 2009 are for the purchase of our common stock. As further discussed in Note 2.Summary of Significant Accounting Policies, 4,770,060 of the Series A, Amended Series J-A and Series J-A additional share warrants were reclassified from equity to warrant liabilities on January 1, 2009 as a result of the adoption of ASC 815, and subsequent changes in fair value of these warrant liabilities have been reflected in operations as of December 31, 2009. Warrants for 1,833,333 shares issued in conjunction with the July 2009 bridge financing and warrants for 2,070,452 shares issued in conjunction with the Series B financing have also been recorded as warrant liabilities.

The following warrants were outstanding as of December 31, 2009:

Warrant Group	Number of Shares	Exercise Price	Expiration
Series A	400,521	$4.25	12/27/2012
Series A	1,248,439	$1.50	12/27/2014
Amended Series J-A	1,248,440	$1.50	12/27/2014
Series J-A additional shares	1,872,660	$1.50	12/27/2014
Consultant	600,000	$4.25	12/20/2012
Triple Ring(1)	1,332,000	N/A	2/28/2010
Bridge	1,833,333	$1.50	12/27/2014
Series B	2,070,452	$1.50	12/27/2014

	10,605,845

(1)	The warrant expired on February 28, 2010. (See Note 8.Related party transactions.)

Series A Warrants, Amended Series J-A Warrants and Series J-A Additional Shares

On December 27, 2007, pursuant to the Series A Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), by and among the Company, Vision Opportunity Master Fund Ltd. (“Vision”), Lynda Wijcik, Commerce and Industry Insurance Company, AIU Insurance Company, AIG Private Equity Portfolio, L.P., AIG Horizon Partners Fund L.P., AIG Horizon Side-by-Side Fund L.P., Wheatley MedTech Partners, L.P.,

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Lloyd Investments, L.P., Heartstream Capital B.V., BioBridge LLC, and Arie Jacob Manintveld (each a “Purchaser” and collectively the “Purchasers”), the Company issued (i) Series A Warrants to the Purchasers to purchase 1,648,960 shares of common stock at an exercise price of $4.25 per share, (ii) a Series J Warrant to Vision to purchase 2,309,469 shares of Series A Preferred Stock at an exercise price of $4.33 per share, and (iii) a Series J-A Warrant to Vision to purchase up to 769,823 shares of common stock at an exercise price of $6.91 per share.

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

The fair value of $2.2 million for the amended Series J and J-A warrants which were issued at a premium to the original J and J-A warrants was recorded as a deemed dividend in the statements of operations for the year ended December 31, 2008.

On September 5, 2008, Vision exercised the Series J Warrant for 1,872,660 shares of Series A Preferred Stock, and on October 31, 2008, Vision and its affiliate exercised the remaining Series J Warrant for 1,872,660 shares of Series A Preferred Stock. The Company received combined proceeds of $9.7 million, net of issuance costs of $299,000.

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

Consultant Warrant

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

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Triple Ring Warrant

On December 19, 2007, we entered into an agreement with Triple Ring (See Note 8.Related Party Transactions) to perform ongoing product development work, final assembly and test for the cardiac imaging system (the “Professional Services Agreement”). As partial consideration for these services, we agreed to issue a warrant to Triple Ring to purchase 1,332,000 shares of common stock. The warrant will not be exercisable until the acceptance by NovaRay of the deliverables from Triple Ring in accordance with the terms of the Professional Services Agreement. The original exercise price for the warrant was established based on the timing of the acceptance by NovaRay of such deliverables as set forth below:

Date of Acceptance of the Deliverables	Exercise Price per Share
On or prior to March 30, 2009	$0.06
On or after March 31, 2009 but on or prior to July 30, 2009	$0.15
On or after July 31, 2009 but on or prior to December 30, 2009	$1.33
On or after December 31, 2009 but on or prior to February 28, 2010	$2.67

In the event the acceptance by NovaRay of the deliverables does not occur by February 28, 2010, the warrant shall terminate and not be exercisable. As required by ACS 505, the warrant has been expensed as research and development costs on a monthly basis. Under Issue 4 of ACS 505, transactions where quantity of any of the terms are not known up front and involve counter party performance conditions which are outside the control of the counterparty and result in a range of aggregate fair values for the warrants depending on the delivery date are to be recorded at the lowest aggregate amount and adjusted for changes in aggregate fair value at interim reporting dates. However, if the performance conditions are within the control of the counterparty, the measurement date is based upon the probability that the counterparty will perform. Because the acceptance by NovaRay of the deliverables did not occur by February 28, 2010, the warrant has terminated pursuant to its terms.

Based on the Company’s financial position as of December 31, 2009, it does not believe it can provide the funding necessary to allow Triple Ring to meet a delivery date prior to February 28, 2010. However, as a result of the related party relationship between the two companies, the delivery date is considered within the control of Triple Ring. Accordingly, the Company believes that the most probable acceptance date under the Professional Services Agreement will be after February 28, 2010, and the warrant is expected to terminate and not be exercisable. As a result, during the year ended December 31, 2009, the Company reversed $1.1 million of warrant costs for Triple Ring services previously recorded as research and development expense and the Company has no liabilities recorded for these warrants as of December 31, 2009. The warrant expired on February 28, 2010.

Bridge Warrant

On July 2, 2009, pursuant to a Note and Warrant Purchase Agreement (the “Note and Warrant Purchase Agreement”), the Company issued a five year warrant to Vision Opportunity Master Fund Ltd. to purchase up to the greater of (a) 1,500,000 or (b) 100% of that number of shares of the Company’s common stock into which the Convertible Note issued to the applicable purchaser converts or if such Note converts into Conversion Securities (as defined in the Note and Warrant Purchase Agreement), the initial principal amount of such Note divided by the per unit price of the Conversion Securities of the duly authorized, validly issued, fully paid and non-assessable common stock of the Issuer, at an exercise price per share equal to the warrant price then in effect. This warrant had an initial price equal to the lesser of (a) $2.67 per share or (b) the Conversion Price after

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

the issuance of Conversion Securities (as defined in the Note and Warrant Purchase Agreement), as such price may be adjusted from time to time as shall result from the adjustments specified in the Note and Warrant Purchase Agreement. Upon conversion of the bridge note and accrued interest to Series B preferred stock in October 2009, the number of common stock shares purchasable under the warrant increased, pursuant to the original terms, by 333,333 shares from 1,500,000 shares to 1,833,333 shares and the exercise price was reduced to $1.50 per share.

Series B Warrants

In October 2009, the Company issued warrants to purchase 2,070,452 shares of common stock at $1.50 per share to investors in the Series B preferred stock financing. The $146,000 fair value of these warrants was recorded as a reduction to the Series B carrying amount. The warrants expire in 2014. The fair value of the warrants was determined using the Black-Scholes options pricing model with an exercise price of $1.50 per share, volatility of 71%, expected term of 5 years and a risk free rate of 2.69%.

Treasury Stock

In October 2006, NovaRay purchased 1,239,000 shares of its common stock from one of its investors at the original issue price of $0.003 per share.

Stock Option Plan

In November 2008, the stockholders approved and ratified the 2008 Stock Incentive Plan (“2008 Plan”). The 2008 Plan provides for the grant of stock options, restricted stock, restricted stock units, dividend equivalent rights and stock appreciation rights (collectively referred to as “awards”). A total of 3,750,000 shares of common stock are reserved for issuance under the 2008 Plan and the number of shares of common stock available will be subject to adjustment in the event of a stock split, stock or other extraordinary dividend, or other similar change in the common stock or our capital structure. At December 31, 2009, 2,976,157 shares were available for grant under the 2008 Plan.

Option activity under the 2008 Plan for 2009 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at December 31, 2008	—	$—
Granted	923,843	$2.67
Exercised	—	$—
Cancelled	(150,000)	$2.67

Balance at December 31, 2009	773,843	$2.67	9.14	$—

Options vested and expected to vest at December 31, 2009	773,843	$2.67	9.14	$—
Options vested at December 31, 2009	454,937	$2.67	9.16	$—

The estimated fair value of the stock options granted during the year ended December 31, 2009, was $1.3 million, calculated at the date of the grants using the Black-Scholes option pricing model, using a weighted average fair value of common stock of $2.67 per share. The fair value of the common stock was determined by the Company’s Board of Directors on the date of grants.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following assumptions were used to value options granted during the year ended December 31, 2009:

December 31, 2009
Risk-free interest rate	1.73%–1.99%
Dividend yield	—
Expected life (years)	5.0–6.25
Expected volatility	57.22–57.48%

During the year ended December 31, 2009, the Company granted 923,843 stock options to employees and board members and recognized $643,000 stock-based compensation expense. The weighted-average grant-date fair value of options granted in 2009 was $1.42 per share. As of December 31, 2009, total unamortized stock-based compensation related to unvested stock options was $443,000, with a weighted-average remaining recognition period of 3.12 years.

The Company had no stock-based compensation expense during the year ended December 31, 2008 as no options were granted during fiscal 2008. No options have been exercised as of December 31, 2009.

7. Income taxes

The Company has not incurred any income tax liabilities for the years ended December 31, 2009 and 2008, except for state and local franchise taxes recorded as sales, general and administrative expenses. Accordingly, the Company has no provision for income taxes during the years ended December 31, 2009 and 2008.

The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	December 31,
	2009	2008
Statutory rate	34.00%	34.00%
State tax	17.72%	5.83%
Stock based compensation & change in fair value of warrant	46.47%	—
Other	(1.83)%	1.15%
Research credits	6.05%
Valuation allowance	(102.41)%	(40.98)%

Total	0.00%	0.00%

The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount currently expected to be realized because of the Company’s history of operating losses and uncertainty as to future taxable income.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets at December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Accrued interest	$—	$21
Net operating loss	11,686	7,658
Stock based compensation	195	436
Research credits	458	—
Fixed assets	66	—
Other	206	7

Total deferred tax assets	12,611	8,122
Valuation allowance	(12,611)	(8,122)

Net deferred taxes	$—	$—

As of December 31, 2009, the Company had approximately $29.7 million and $27.1 million in federal and state net operating loss carryforwards, respectively, which expire in varying amounts beginning in 2025 for federal purposes and 2016 for state purposes.

In addition, as of December 31, 2009, the Company had federal and state research and development tax credits of approximately $274,000 and $279,000. Federal tax credits begin to expire in 2025, and state research and development tax credits do not expire. The net increase in total valuation allowance for the years ended December 31, 2009 and 2008 were $4.5 million and $6.2 million

In June 2006, the FASB issued guidance, ASC 740, that clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribed a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted this guidance effective January 1, 2007.

Utilization of the net operating loss and tax credit carryovers may be subject to a substantial annual limitation due to ownership change limitations that may have occurred under Sections 382 and 383 of the Internal Revenue Code. In general, an ownership change occurs when there has been a greater than 50% shift in the ownership of the Company. The Company has not completed a analysis to assess whether an ownership change has occurred. Consequently, the assertion as to the existence of those tax attributes may be considered an uncertain tax position. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits and recognizable deferred tax benefits after the completion of a Section 382 analysis is not expected to impact its financial statement position.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. Related Party Transactions

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

Receivable from Triple Ring and headquarters’ lease

The Company previously sub-leased a portion of its headquarters facility to Triple Ring for 41.5% of the rent paid. Triple Ring was also the guarantor of the headquarters’ lease agreement. On March 12, 2009, the Company and Triple Ring entered into an Assignment and Assumption of Lease Agreement under which the Company assigned its interest in the headquarters’ office lease and Triple Ring assumed the Company’s obligations under the lease. Concurrently, the Company and Triple Ring entered into a Sublease Agreement whereby the Company would sublease 58.5% of the premises under the Lease. The Company remains jointly and severaly liable for all obligations under the lease. As of December 31, 2009 and 2008, the Company had rents receivable from Triple Ring under the previous sublease agreement for $0 and $42,000, respectively.

Security deposit with Triple Ring

On January 10, 2008, the Company paid a deposit in the amount of $500,000 to Triple Ring for services and certain expenses to be rendered in accordance with the terms of the Professional Services Agreement and the amendment to the Professional Services Agreement. As of December 31, 2009 and 2008, the deposit amount to Triple Ring was $353,000 and $500,000, respectively.

Prepaid expenses to Triple Ring

The Company reimburses Triple Ring for pre-payments made to their vendors for services and supplies under the Professional Services Agreement. The pre-payments are applied to the cost of the services and supplies upon completion or delivery. As of December 31, 2009 and 2008, the Company’s prepaid expenses to Triple Ring were $78,000 and $141,000 respectively.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Accounts payable and accrued liabilities to Triple Ring

As of December 31, 2009 and 2008, the Company’s accounts payable and accrued liabilities balances to Triple Ring were as follows (in thousands):

	December 31,
	2009	2008
Accounts payable to Triple Ring	$826	$2,109
Accrued liabilities to Triple Ring	$—	$508

Accounts payable to Triple Ring are for services and supplies purchased under the Professional Services Agreement. Accrued liabilities to Triple Ring are for liabilities to Triple Ring for accrued services and supplies purchased under the Professional Services Agreement.

Note payable to Triple Ring

In March 2009, the Company and Triple Ring entered into a Credit and Security Agreement. Under the Credit and Security Agreement, Triple Ring agreed to make available to the Company, on a revolving basis, a line of credit in an amount of up to $1.5 million with an annual interest rate of 2%. The credit line was closed and all outstanding balance was repaid on July 2, 2009 and the security interest was subsequently cancelled.

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

Because the acceptance by NovaRay of the deliverables did not occur by February 28, 2010, the warrant has terminated pursuant to its terms.

The Company recorded research and development expense of approximately $4.8 million with Triple Ring during the year ended December 31, 2009 compared with $11.8 million during the year ended December 31, 2008. Included in these amounts is warrant expense (reversal) for Triple Ring services of ($1.1 million) and $1.1 million during the years ended December 31, 2009 and 2008, respectively.

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Common stock warrants –Series A

On December 27, 2007, the Company issued Series A warrants to purchase 1,648,960 shares of its common stock at an exercise price of $4.25 per share pursuant to the Purchase Agreement. The following related parties are holders of Series A warrants to purchase a total of 359,513 shares of our common stock.

Name	Number of Series A Warrants
BioBridge LLC	33,044
Lynda Wijcik	40,646
Wheatley MedTech Partners, LP	47,544
W Capital Partners II, L.P.	147,647
Heartstream Capital B.V	123,484

392,365

Promissory Note issued to Chairman and Director Lynda Wijcik

On November 5, 2007, NovaRay issued a promissory note to its Chairman and director, Lynda Wijcik, in the principal amount of $30,000, at an interest rate of 6% per annum. The outstanding balance of the note was paid in January 2008.

Payments to Jack Price & Associates

NovaRay paid Jack Price & Associates $87,000 in consulting fees for the year ended December 31, 2007. Jack Price is a beneficial owner of Jack Price & Associates. Mr. Price was a Director of the Company from June 2005 to December 2009 and was President and Chief Executive Officer of the Company from January 2008 to February 2009.

Restricted Stock Purchase Agreement

NovaRay is a party to a restricted stock purchase agreement dated October 23, 2006 (the “Purchase Agreement”), with Jack Price, whereby Mr. Price purchased 642,000 shares of common stock (the “Restricted Stock”) for a consideration of $0.06 per share. In accordance with the terms of the Purchase Agreement, 25% of the Restricted Stock vested on November 1, 2007, and the remaining balance vests in equal monthly installments over three years so long as Mr. Price continues to provide services to NovaRay. The Purchase Agreement also includes terms for accelerated vesting upon a change of control or should Mr. Price no longer provide services to the Company in a consulting capacity or as a director. The purchase price and valuation of the restricted stock were based on market conditions, the value of the Company’s assets and its general financial position at the time of the restricted stock sale, and the price of recent sales of the Company’s securities. As of December 31, 2009, 133,750 shares were subject to repurchase.

Mr. Price tendered his resignation as President and CEO effective February 28, 2009, but remained on the Company’s board of directors and provided strategic and marketing development activities under a consulting agreement. On December 31, 2009, Jack Price resigned from the Company’s board of directors.

NRCT LLC

NovaRay entered into a license agreement dated October 23, 2006 with NRCT LLC (“NRCT”), pursuant to which NovaRay granted to NRCT certain exclusive and non-exclusive licenses to NovaRay’s current portfolio of

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2009 and 2008, no value has been attributed to this ownership interest because NRCT has substantially no assets or operations.

9. Employee Benefit Plans

The Company’s employee savings and retirement plan is qualified under Section 401(k) of the United States Internal Revenue Code. Employees may make voluntary, tax-deferred contributions to the 401(k) Plan up to the statutorily prescribed annual limit. The Company matches contributions to the 401(k) Plan on behalf of employees equal to 100% of the amount contributed by employees that does not exceed 3% of their compensation plus 50% of the amount contributed by employees that exceeds 3%, to a maximum of 5% of their compensation. The Company contributed $33,000 and $27,000 to the 401(k) Plan during the years ended December 31, 2009 and 2008, respectively.

10. Subsequent Events

Certificate of Designation

In March 2010, the Company filed a Certificate of Designation of the Relative Rights and Preferences of the Series B-1 Preferred Stock to create a series of preferred stock of the Company, designated “Series B-1 Preferred Stock,” consisting of 1,870,000 shares, which series shall have the designations, powers, preferences and rights and the qualifications, limitations and restrictions provided in such Certificate of Designation.

Financing

On March 11, 2010, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Vision Opportunity Master Fund, Ltd. (“VOMF”), BioBridge LLC (“BioBridge”) and Triple

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Ring Technologies, Inc. (“Triple Ring”) pursuant to which (i) VOMF purchased a Series A-1 senior secured 10% convertible note (“Series A-1 Notes”) in the principal amount of $1,075,000 and a Warrant to purchase up to 716,666 shares of common stock, (ii) BioBridge purchased a Series A-1 Note in the principal amount of $225,000 and a Warrant to purchase 150,000 shares of the Company’s common stock and (iii) Triple Ring purchased a Series A-2 senior secured 10% note (the “Series A-2 Note” and collectively with the Series A-1 Notes, the “Notes”) in the principal amount of up to $208,000.

Under the Purchase Agreement, the Company may issue and sell from March 11, 2010 until June 30, 2010 additional Series A-1 Notes (and Warrants to purchase up to the number of shares of the Company’s common stock equal to the principal amount of the additional Series A-1 Note times 2/$3, rounded to the nearest whole share) having an aggregate principal amount of up to $1,200,000. The Company granted to VOMF a right of first offer to purchase any additional Series A-1 Notes and Warrants.

The Series A-2 Note provides the Company with a line of credit of up to $208,000 which may be drawn down by the Company at each date and in such amounts as set forth in the Purchase Agreement. At the time of each draw-down of the Series A-2 Note, a Warrant to purchase up to the number of shares of the Company’s common stock equal to the principal amount of the draw-down times 2/$3, rounded to the nearest whole share, will be issued to Triple Ring.

Unless otherwise converted into shares of Qualified Financing Stock (as defined in the Purchase Agreement), the outstanding principal balance and all accrued and unpaid interest on the Series A-1 Notes shall be due and payable on June 30, 2010. The outstanding principal balance and all accrued and unpaid interest on the Series A-2 Note shall be due and payable on June 30, 2010. The Notes are secured by a security agreement entered into on March 11, 2010 between the Company and Vision Capital Advisors, LLC, in its capacity as the collateral agent for the benefit of the holders of the Notes (the “Collateral Agent”) on all Company assets. The outstanding principal balance of each Note shall bear interest, at a rate per annum equal to ten percent (10%). Upon the occurrence of an Event of Default (as defined in the Note), the Company will pay interest, on demand, at a new rate of the lesser of fifteen percent (15%) or the maximum applicable legal rate per annum. If an Event of Default shall have occurred and shall be continuing, the holder of the Note may at any time, at its option declare the entire unpaid principal balance, together with all accrued interest, due and payable; provided, however, that upon the occurrence of an Event of Default described in Sections 2.1(c) or (d) of the Notes, the outstanding principal balance and accrued interest shall be automatically due and payable.

The Warrants expire March 31, 2015 and are exercisable at any time prior to such date.

Pursuant to the Purchase Agreement, as soon as practicable after the date of the Agreement, the members of the Board of the Directors of the Company shall be reconstituted so that: (a) three (3) of the seven (7) members of the Board of Directors of the Company shall be Carl Kleidman and two (2) other persons designated by VOMF, but only until such time as the holders of a majority of the then outstanding Series B-1 Preferred Stock (“Series B-1 Preferred Stock”) shall have exercised their right to appoint a majority of the members of the Board of Directors of the Company pursuant to Section 3(b) of the Certificate of Designation of the Series B-1 Preferred Stock of the Company.

On March 11, 2010, the Company entered into separate Exchange Agreements with VOMF and Vision Capital Advantage Fund, L.P. (“VCAF”) to exchange 1,445,247 shares, and 311, 777 shares of the Company’s Series B Preferred Stock (“Series B Preferred Stock”), respectively, for an equivalent number of shares of the

NOVARAY MEDICAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company’s Series B-1 Preferred Stock. To the extent any holder of the Company’s Series B Preferred Stock has any rights under the Series B Preferred Stock and Warrant Purchase Agreement dated as of October 27, 2009 (the “Series B Purchase Agreement”), such rights shall apply equally to the Company’s Series B-1 Preferred Stock.

On March 11, 2010, the Company issued to VOMF a Series B warrant (the “Series B Warrant”) to purchase 1,833,333 shares of common stock in connection with the Convertible Note for $1,075,000. The Series B Warrant expires October 27, 2014 and is exercisable at any time prior to such date at an exercise price of $1.50 per share.

Amendment to Professional Services Agreement

On March 11, 2010, the Company entered into an Amendment to the Professional Services Agreement between the Company and Triple Ring Technologies, Inc. dated December 19, 2007 (the “Amended Professional Services Agreement”) to extend the Professional Services Agreement and a Statement of Work pursuant to the Amended Professional Services Agreement for the provision of certain development services. A portion of the compensation payable by the Company for such services shall be payable by a draw-down on the Series A-2 Note.

Amendment to Employment Agreements

On March 11, 2010, the Company entered into a second amendment to Executive Employment Agreement with Marc Whyte and a second amendment to Executive Employment Agreement with Edward Solomon (the “Amendments to Employment Agreements”). Pursuant to the Amendments to Employment Agreements, until the receipt of gross proceeds from equity or debt or other financing obtained by the Company of at least $5,000,000 in the aggregate after July 7, 2009, eighty percent (80%) of the Base Salary (as defined therein) less applicable withholdings, shall be paid in accordance with the Company’s regularly established payroll practice. The remaining twenty percent (20%) of the Base Salary less applicable withholdings, shall be paid in the event of (i) a receipt of such gross proceeds, (ii) a termination of employment by the Company without Cause (as defined therein) or (iii) a termination of employment by Executive (as defined therein) for Good Reason (as defined therein) but in no event later than March 15 of the year following the year of each applicable semi-annual pay period. After the receipt of such gross proceeds, the Base Salary shall be paid in accordance with the Company’s regularly established payroll practice.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the most recent fiscal year, December 31, 2009, based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of the end of our most recent fiscal year, December 31, 2009.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls

No change has occurred in our internal controls over financial reporting during the fourth quarter of our year-ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Report on Form 10-K since we intend to file our definitive Proxy Statement for our next Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), no later than April 30, 2010, and certain information to be included in the Proxy Statement is incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item concerning our directors, executive officers and corporate governance matters is incorporated by reference to the section entitled “Election of Directors” and “Directors and Executive Officers” contained in our 2010 Proxy Statement. Information under this Item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our 2010 Proxy Statement.

We have a written code of ethics that applies to all of our employees and to our Board of Directors. A copy of the code is available on our website at www.novaraymedical.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference to the section of our 2010 Proxy Statement entitled “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated by reference to the sections of our 2010 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated by reference to the sections of our 2010 Proxy Statement entitled “Certain Relationships and Related Transactions” and “Proposal One—Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated by reference to the section of our 2010 Proxy Statement entitled “Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm—Accounting Fees.”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

Reference is made to page 19 under “Item 8—Financial Statements and Supplementary Data” for a list of all financial statements and schedules filed as a part of this report.

2.	Supplemental Schedules

None

3.	Exhibits

See Item 15(b) below

(b)	Exhibits

2.1	Agreement and Plan of Merger, dated December 26, 2007, by and among Vision Acquisition I, Inc., NovaRay, Inc. and Vision Acquisition Subsidiary, Inc.(1)

3.1	Complete Copy of Certificate of Incorporation, as amended.(2)

3.2	Bylaws.(3)

3.3	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of NovaRay Medical, Inc.(4)

3.4	Certificate of Amendment of Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of NovaRay Medical, Inc.(5)

3.5	Certificate of Designation of the Relative Rights and Preferences of the Series A-1 Convertible Preferred Stock of NovaRay Medical, Inc.(6)

3.6	Certificate of Elimination of Series A Convertible Preferred Stock of NovaRay Medical, Inc.(7)

3.7	Certificate of Designation of the Relative Rights and Preferences of the Series B Convertible Preferred Stock of NovaRay Medical, Inc.(8)

3.8	Certificate of Designation of the Relative Rights and Preferences of the Series B-1 Convertible Preferred Stock of NovaRay Medical, Inc.(9)

10.1*	Executive Employment Agreement by and between NovaRay, Inc. and Jack Price dated December 19, 2007.(1)

10.2*	Executive Employment Agreement by and between NovaRay, Inc. and Marc Whyte dated December 19, 2007.(1)

10.3*	Executive Employment Agreement by and between NovaRay, Inc. and Edward Solomon dated December 19, 2007.(1)

10.4	Consulting Agreement by and between NovaRay, Inc. and Fountainhead Capital Partners Limited, as amended by Amendment No. 1 to Consulting Agreement.(1)

10.5 **	Professional Services Agreement by and between NovaRay, Inc. and Triple Ring Technologies, Inc., dated December 19, 2007.(1)

10.6	Agreement by and between NovaRay, Inc. and Rodman & Renshaw LLC, dated November 21, 2007.(1)

10.7*	Consulting Agreement by and between NovaRay, Inc. and Heartstream Corporate Finance B.V., dated December 19, 2007.(1)

10.8	Series A Convertible Preferred Stock and Warrant Purchase Agreement, dated December 27, 2007, by and among NovaRay Medical, Inc. and the purchasers identified therein.(1)

10.9	Series J Warrant to Purchase Shares of Series A Convertible Preferred Stock of NovaRay Medical, Inc.(1)

10.10	Series J-A Warrant to Purchase Shares of Common Stock of NovaRay Medical, Inc.(1)

10.11	Form of Series A Warrant to Purchase Shares of Common Stock of NovaRay Medical, Inc.(1)

10.12	Registration Rights Agreement dated December 27, 2007, by and among NovaRay Medical, Inc. and the purchasers identified therein.(1)

10.13	Lock-Up Agreement dated December 27, 2007, by and among NovaRay Medical, Inc. and the Stockholders (as defined therein).(1)

10.14	AIG Lock-Up Agreement dated December 27, 2007, by and among NovaRay Medical, Inc. and the AIG Stockholders (as defined therein).(1)

10.15**	Agreement by and between NovaRay, Inc. and NRCT LLC dated October 23, 2006.(1)

10.16	Amendment No. 2 to Agreement by and among NovaRay, Inc. and the AIG Parties (as defined therein) dated December 20, 2007.(1)

10.17	Conversion Agreement by and between NovaRay, Inc. and Lynda Wijcik dated December 20, 2007.(1)

10.18	Conversion Agreement by and between NovaRay, Inc. and Wheatley MedTech Partners, L.P. dated December 20, 2007.(1)

10.19	Conversion Agreement by and between NovaRay, Inc. and Lloyd Investments, L.P. dated December 20, 2007.(1)

10.20	Conversion Agreement by and between NovaRay, Inc. and Heartstream Capital B.V. dated December 20, 2007.(1)

10.21	Conversion Agreement by and between NovaRay, Inc. and BioBridge LLC dated December 20, 2007.(1)

10.22	Conversion Agreement by and between NovaRay, Inc. and Arie Jacob Manintveld dated December 20, 2007.(1)

10.23	Lease Agreement by and between NovaRay, Inc. and Harbor Investment Partners dated July 1, 2005, as amended by First Amendment to Lease.(1)

10.24	Office Lease by and between NovaRay, Inc. and BRCP Stevenson Point, LLC dated March 13, 2008.(10)

10.25	Amendment to Series J Warrant To Purchase Shares of Series A Convertible Preferred Stock Number W-J-07-1, dated August 29, 2008, by and between Vision Opportunity Master Fund, Ltd. and NovaRay Medical, Inc.(11)

10.26	Amendment To Series J-A Warrant To Purchase Shares of Common Stock Number W-JA-07-1, dated August 29, 2008, by and between Vision Opportunity Master Fund, Ltd. and NovaRay Medical, Inc.(12)

10.27	Letter Agreement, dated August 29, 2008, by and between NovaRay Medical, Inc. and Vision Opportunity Master Fund, Ltd.(13)

10.28*	Executive Employment Agreement by and between NovaRay Medical, Inc. and William Frederick dated as of November 18, 2008.(14)

10.29*	Consulting Agreement by and between NovaRay Medical, Inc. and Jack Price dated as of February 19, 2009.(15)

10.30	Credit and Security Agreement by and between NovaRay Medical, Inc. and Triple Ring Technologies, Inc. dated as of March 12, 2009.(16)

10.31	Amendment to Professional Services Agreement and Statement of Work by and between NovaRay Medical, Inc. and Triple Ring Technologies, Inc. entered into as of March 12, 2009.(17)

10.32	Assignment and Assumption of Lease Agreement by and between NovaRay Medical, Inc. and Triple Ring Technologies, Inc. dated as of March 12, 2009.(18)

10.33	Sublease Agreement by and between NovaRay Medical, Inc. and Triple Ring Technologies, Inc. dated as of March 12, 2009.(19)

10.34	Note and Warrant Purchase Agreement dated as of July 2, 2009.(20)

10.35	Senior Secured 12% Convertible Bridge Note dated as of July 2, 2009.(21)

10.36	Warrant to Purchase Shares of Common Stock dated as of July 2, 2009.(22)

10.37	Security Agreement with Vision Capital Advisors, LLC dated as of July 2, 2009.(23)

10.38	Exchange Agreement with Vision Opportunity Master Fund, Ltd dated as of July 2, 2009.(24)

10.39	Exchange Agreement with Vision Capital Advantage Fund, L.P. dated as of July 2, 2009.(25)

10.40	Amendment to Series A Warrant to Purchase Shares of Common Stock of NovaRay Medical, Inc. Number WA-07-12a with Vision Opportunity Master Fund, Ltd dated as of July 2, 2009.(26)

10.41	Amendment to Series A Warrant to Purchase Shares of Common Stock of NovaRay Medical, Inc. Number WA-07-12b with Vision Capital Advantage Fund, L.P. dated as of July 2, 2009.(27)

10.42	Second Amendment to Series J-A Warrant to Purchase Shares of Common Stock Number W-JA-07-1a with Vision Opportunity Master Fund, Ltd dated as of July 2, 2009.(28)

10.43	Second Amendment to Series J-A Warrant to Purchase Shares of Common Stock Number W-JA-07-1b with Vision Capital Advantage Fund, L.P. dated as of July 2, 2009.(29)

10.44*	Amendment to Executive Employment Agreement with Marc C. Whyte dated as of July 2, 2009.(30)

10.45*	Amendment to Executive Employment Agreement with William Frederick dated as of July 2, 2009.(31)

10.46*	Amendment to Executive Employment Agreement with Edward G. Solomon dated as of July 2, 2009.(32)

10.47	Exchange Agreement with Wheatley Medtech Partners, L.P., Lynda Wijcik, W Capital Partners II, L.P., BioBridge LLC, Heartstream Capital B.V. and Lloyd Investments, L.P. dated as of August 21, 2009.(33)

10.48	Series B Convertible Participating Preferred Stock and Warrant Purchase Agreement dated as of October 27, 2009.(34)

10.49	Form of Series B Warrant To Purchase Shares of Common Stock (35)

10.50	Exchange Agreement dated as of October 27, 2009. (36)

10.51	Omnibus Amendment To the Warrants To Purchase Shares of Common Stock with Vision Opportunity Master Fund, Ltd. and Vision Capital Advantage Fund, L.P. dated as of October 27, 2009. (37)

10.52	Note and Warrant Purchase Agreement dated as of March 11, 2010.(38)

10.53	Form of Series A-1 Senior Secured 10% Convertible Note.(39)

10.54	Form of Series A-2 Senior Secured 10% Note.(40)

10.55	Form of Warrant to Purchase Shares of Common Stock.(41)

10.56	Security Agreement with Vision Capital Advisors, LLC dated as of March 11, 2010.(42)

10.57	Exchange Agreement with Vision Opportunity Master Fund, Ltd dated as of March 11, 2010.(43)

10.58	Exchange Agreement with Vision Capital Advantage Fund, L.P. dated as of March 11, 2010.(44)

10.59	Amendment to Professional Services Agreement with Triple Ring Technologies, Inc. dated as of March 11, 2010.(45)

10.60	Series B Warrant To Purchase Shares of Common Stock dated as of March 11, 2010.(46)

10.61*	Second Amendment to Executive Employment Agreement with Marc C. Whyte dated as of March 11, 2010.(47)

10.62*	Second Amendment to Executive Employment Agreement with Edward G. Solomon dated as of March 11, 2010.(48)

21.1	Subsidiaries of the Company.(1)

24.1	Power of Attorney (included on page 61)

31.1	Certification of Marc C. Whyte, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jun S. Yu, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Marc C. Whyte, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jun S. Yu, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same-numbered exhibit to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008.
(3)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10-SB (No. 000-52731) filed with the SEC on July 20, 2007.

(4)	Incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 28, 2007.
(5)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(6)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(7)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2009.
(8)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2009.
(9)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2010.
(10)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2008.
(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2008.
(12)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2008.
(13)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 8, 2008.
(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 11, 2008.
(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2009.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2009.
(17)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2009.
(18)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2009.
(19)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 13, 2009.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(21)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(22)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(23)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(24)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(25)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(26)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(27)	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(28)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(29)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.

(30)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(31)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(32)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 8, 2009.
(33)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 27, 2009.
(34)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2009.
(35)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2009.
(36)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2009.
(37)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 2, 2009.
(38)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2010.
(39)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2010.
(40)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2010.
(41)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2010.
(42)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2010.
(43)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2010.
(44)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2010.
(45)	Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2010.
(46)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2010.
(47)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2010.
(48)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2010.
*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been requested for portions of this agreement. These portions have been omitted from the exhibit and submitted separately to the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2010.

NOVARAY MEDICAL, INC.

By:	/s/ MARC C. WHYTE
Marc C. Whyte President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Marc C. Whyte and Jun S. Yu, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ MARC C. WHYTE Marc C. Whyte	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2010

/s/ JUN S. YU Jun S. Yu	Chief Financial Officer (principal financial and accounting officer)	March 30, 2010

/s/ LYNDA L. WIJCIK Lynda L. Wijcik	Chairman of the Board of Directors	March 30, 2010

/s/ CARL KLEIDMAN Carl Kleidman	Director	March 30, 2010

/s/ DAVID J. FOSTER David J. Foster	Director	March 30, 2010

/s/ DAVID DANTZKER David Dantzker	Director	March 30, 2010

/s/ GEORGE J.M. HERSBACH George J.M. Hersbach	Director	March 30, 2010

/s/ PATRICK MAGUIRE Patrick Maguire	Director	March 30, 2010

INDEX TO EXHIBITS

31.1	Certification of Marc C. Whyte, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Jun S. Yu, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Marc C. Whyte, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jun S. Yu, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.